Form 10-Q
period 1996-09-30
ROCKSHOX INC
filed 1996-11-14
CIK 1017047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
              (Mark One)

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from  __________  to _____________

                        Commission File Number:  0-28822

                                   ROCKSHOX, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            77-0396555
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                 401 Charcot Avenue, San Jose, California 95131
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code:  (408) 435-7469

                                    NO CHANGE
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
     Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES [   ]          NO [ X ]

As of November 12, 1996 there were 13,620,000 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 12 pages, of which this is page 1.

                                 ROCKSHOX, INC.

                                     INDEX

                                                                            Page
                                                                            ----
Part I:  Financial Information

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets as of September 30,
            1996 and March 31, 1996                                            3

           Condensed Consolidated Statements of Operations for the three and six months ended September 30, 1996 and September 30,
            1995                                                               4

           Condensed Consolidated Statements of Cash Flows for the six
            months ended September 30, 1996 and September 30, 1995             5

           Notes to Condensed Consolidated Financial Statements                6

   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          8

Part II:  Other Information

   Item 1. Legal Proceedings                                                  10

   Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibit 11 - Statement regarding computation of net income
            (loss) per share                                                  12

       (b) Reports on Form 8-K

             None

Part I: Item 1.

                                ROCKSHOX, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (unaudited)

                                                 Sept. 30, 1996  March 31, 1996
                                                 --------------  --------------
Current assets:
  Cash and cash equivalents                            $  4,500        $  1,808
  Trade accounts receivable, net                          9,092           5,571
  Inventories                                            10,657           8,436
  Prepaid income taxes                                    1,024             ---
  Prepaid expenses and other current assets               1,494             397
  Deferred income taxes                                   3,805           3,805
                                                       --------        --------
      Total current assets                               30,572          20,017
Property, plant and equipment, net                        6,000           4,313
Capitalized financing costs, net                            ---           2,513
Other assets, net                                           105              89
                                                       --------        --------
  Total assets                                         $ 36,677        $ 26,932
                                                       --------        --------
                                                       --------        --------
Current liabilities:
  Accounts payable                                     $  8,803        $  2,263
  Accrued incentive compensation payable
     to officers                                          7,330           2,125
  Other accrued liabilities                               6,023           6,071
  Accrued warranty                                        4,698           4,231
  Current portion of long-term bank debt                    ---           3,000
                                                       --------        --------
      Total current liabilities                          26,854          17,690

Long-term debt, net of current portion                   43,000          41,500
                                                       --------        --------
    Total liabilities                                    69,854          59,190

Mandatorily redeemable preferred stock                    7,541           7,357

Common stock                                                 88              88
Additional paid-in capital                                  412             412
Distributions in excess of net book value               (45,422)        (45,422)
Retained earnings                                         4,204           5,307
                                                       --------        --------
  Total stockholders' deficit                           (40,718)        (39,615)
    Total liabilities and stockholders'
      deficit                                         $  36,677       $  26,932
                                                       --------        --------
                                                       --------        --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I: Item 1.

                                ROCKSHOX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                 (Unaudited)

                                                  Three Months Ended             Six Months Ended
                                               Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                                  1996          1995           1996            1995
                                                -------        -------        -------        -------
Net sales                                       $28,181        $21,258        $49,559        $40,042
Cost of sales                                    17,806         13,765         31,539         26,050
                                                -------        -------        -------        -------
    Gross profit                                 10,375          7,493         18,020         13,992

Selling, general and
  administrative expense                          3,125          2,735          6,041          5,369
Research, development,
  and engineering expense                           921            782          2,164          1,559
Non-recurring charge                              6,580            ---          6,580            ---
                                                -------        -------        -------        -------
Operating expenses                               10,626          3,517         14,785          6,928
                                                -------        -------        -------        -------
    Operating income (loss)                        (251)         3,976          3,235          7,064

Interest income                                      52             45            101             45
Interest expense                                 (1,329)        (1,465)        (2,670)        (2,949)
                                                -------        -------        -------        -------
    Income (loss) before taxes
      and extraordinary item                     (1,528)         2,556            666          4,160

Income tax benefit (expense)                        588           (969)          (257)        (1,579)
                                                -------        -------        -------        -------
    Income (loss) before
      extraordinary item                           (940)         1,587            409          2,581

Extraordinary loss from early
  extinguishment of debt, (net
  of tax benefit of $885)                        (1,328)           ---         (1,328)           ---
                                                -------        -------        -------        -------
    Net income (loss) before
      accretion                                  (2,268)         1,587           (919)         2,581

Preferred stock accretion                           (92)           (88)          (184)          (182)
                                                -------        -------        -------        -------
    Net income (loss) available
      to common stockholders                  $  (2,360)      $  1,499      $  (1,103)      $  2,399
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------
Income (loss) per share
  before extraordinary item                    $  (0.11)       $  0.16          $0.03        $  0.26

Extraordinary item, per share                     (0.15)           ---          (0.15)           ---
                                                -------        -------        -------        -------
Net income (loss) per share                    $  (0.26)       $  0.16       $  (0.12)       $  0.26
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------
Shares used in per share calculation              9,240          9,240          9,240          9,240
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I: Item 1.

                                ROCKSHOX, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                               Six Months Ended     Six Months Ended
                                                                 Sept. 30, 1996       Sept. 30, 1995
                                                               ----------------     ----------------
 Cash flows from operating activities:
  Net income (loss)                                                     $  (919)            $  2,581
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                                       1,616                  731
      Write-off of capitalized financing costs                            2,213                  ---
      Provision for doubtful accounts                                       ---                1,406
      Provisions for excess and obsolete inventory                          724                1,115
      Deferred income taxes                                                 ---                  (41)
      Changes in operating assets and liabilities:
        Trade accounts receivable                                        (3,521)              (4,447)
        Inventories                                                      (2,945)              (4,465)
        Prepaid expenses and other current assets                        (2,121)                  65
        Accounts payable and accrued liabilities                         12,164                7,133
                                                                        -------              -------
            Net cash provided by operating
              activities                                                  7,211                4,078
                                                                        -------              -------
Cash flows from investing activities:
  Purchases of property and equipment                                    (3,003)              (1,081)
  Other                                                                     (16)                 (21)
                                                                        -------              -------
            Net cash used in investing activities                        (3,019)              (1,102)
                                                                        -------              -------
Cash flows from financing activities:
  Repayment of short-term borrowings and bank
    debt                                                                 (1,500)              (2,500)
  Repayment of notes payable to related parties                             ---                 (250)
                                                                        -------              -------
            Net cash used in financing activities                        (1,500)              (2,750)
                                                                        -------              -------
  Net increase in cash and cash equivalents                               2,692                  226

Cash and cash equivalents, beginning of period                            1,808                1,310
                                                                        -------              -------
Cash and cash equivalents, end of period                               $  4,500             $  1,536
                                                                        -------              -------
                                                                        -------              -------
Supplemental disclosure of non-cash transactions:
  Accretion for dividends on mandatorily
    redeemable preferred stock                                         $    184             $    182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I: Item 1.

                                ROCKSHOX INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of RockShox, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The unaudited condensed consolidated interim financial statements contained herein, should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 1996 included in the Company's Registration Statement on Form S-1 (333-8069).

2. INVENTORY

The components of inventory are as follows (in thousands):

                          Sept. 30, 1996   March 31, 1996
                          --------------   --------------

 Raw materials                $ 7,470          $  5,320
 Finished goods                 3,187             3,116
                          ------------     ------------
                              $10,657          $ 8,436
                          ------------     ------------
                          ------------     ------------

3.  EARNINGS PER SHARE AMOUNTS

    Net income (loss) per share is computed using the weighted average number of common shares outstanding during the period and, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve months preceding the filing date of the Company's initial public offering (the "IPO") have been included in the calculation of the number of shares used to determine net income
(loss) per share as if the shares had been outstanding for all periods presented using the treasury stock method. All per share data has been restated to reflect the merger of the Company's former parent into the Company (the "Merger"), which was effected concurrent with the IPO.

4.  SALE OF COMMON STOCK (IPO)

    On September 26, 1996, the Company priced an IPO of 4.8 million shares of common stock, at $15.00 per share. The net proceeds to the Company were approximately $65 million after deducting the underwriting discount and offering expenses. From the net proceeds, $43 million was used to repay debt, $7.5 million was used to redeem all of the Company's outstanding preferred stock and accrued dividends, and $7.3 million was used to terminate an incentive bonus plan with the Company's President and Vice President of Advanced Research. The remaining net proceeds will be used for working capital purposes.

    The IPO closed on October 2, 1996. Because the transaction closed subsequent to September 30, 1996, the proceeds of the IPO and the application thereof are not reflected in the balance sheet as of that date. Accordingly, the following unaudited pro forma balance sheet data give effect to the receipt of the proceeds of the offering and their use as discussed above as if the IPO had closed on September 30, 1996. The pro forma balance sheet is based upon available information and certain assumptions that the Company believes are reasonable. However, the pro forma balance sheet is not necessarily indicative of future operations or the actual results that would have occurred had the transactions occurred on the date of such balance sheet.


                                                               Pro Forma
                                                             Sept. 30, 1996
                                                             --------------
                                                              (Unaudited)

Current assets                                                    $  37,572
Property, plant and equipment, net                                    6,000
Other assets, net                                                       105
                                                                  ---------
      Total assets                                                $  43,677
                                                                  ---------
                                                                  ---------
Current liabilities                                               $  19,524
Long-term debt                                                          ---
                                                                  ---------
    Total liabilities                                                19,524

Mandatorily redeemable preferred stock                                  ---

Stockholders' equity                                                 24,153
                                                                  ---------
    Total liabilities and stockholders' equity                    $  43,677
                                                                  ---------
                                                                  ---------

5. EXTRAORDINARY LOSS AND NON-RECURRING CHARGES

   As discussed in Note 4, on September 26, 1996, the Company priced its IPO. In connection with the IPO, the Company repaid outstanding debt and terminated its $6 million bank line of credit. In connection with the extinguishment of this debt, the Company wrote off the unamortized balance of capitalized financing costs of $2.2 million. This write-off has been recorded as an extraordinary item as of September 30, 1996. In addition, in connection with the IPO, the Company terminated an incentive based bonus plan with the Company's President and Vice President of Advanced Research. The Company recorded a non-recurring charge for $6.6 million in the three month period ended September 30, 1996 to reflect the termination of the Bonus Plan. The Company entered into new employment agreements with the President and Vice President of Advanced Research that provide maximum annual bonus payments of $250,000 and $125,000, respectively.

6. LITIGATION

   On September 26, 1996, Answer Products, a division of LDI, Ltd. ("Answer") filed a complaint in Indiana Federal Court alleging that the Company has infringed a patent held by Answer. On September 27, 1996, the Company filed suit in Federal Court in San Jose, California seeking a declaration that the patent held by Answer is invalid and/or not infringed by the Company as well as costs and attorney fees. While the Company has estimated the cost of resolving this matter and has accrued such amounts in the accompanying financial statements, due to the uncertainties surrounding litigation, the ultimate outcome of this matter is not determinable.

Part I: Item 2.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

   Net sales. Net sales for the quarter ended September 30, 1996 increased by 32.6% to $28.2 million from $21.3 million for the corresponding period of the prior year. Net sales for the six months ended September 30, 1996 increased by 23.8% to $49.6 million from $40.0 million for the corresponding period of the prior year. For the quarter ended September 30, 1996, OEM sales increased by 52% to $23.6 million compared to $15.6 million in the corresponding period of the prior year. The increase was principally due to strong demand for the Company's updated 1997 Judy line that began shipping in June 1996 and for the Company's new Indy line of mid-priced forks that also began shipping during the first quarter of the 1997 fiscal year. Sales to the retail accessory market decreased in the second quarter to $4.5 million compared to $5.7 million in the corresponding period of the prior year due to the timing of shipments.

   Gross margin. Gross margin (gross profit as a percentage of net sales) for the quarter ended September 30, 1996 increased to 36.8% compared to 35.2% for the corresponding period of the prior year. Gross margin for the first six months of the current fiscal year increased to 36.4% compared to 34.9% for the six months ended September 30, 1995. The increase in gross margin was principally due to increased production activity.

   Selling, general and administrative expense. Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 1996 increased by 14.3% to $3.1 million compared to $2.7 million in the corresponding period of the prior year. SG&A expenses decreased as a percentage of net sales to 11.1% compared to 12.9% for the corresponding quarter of the prior year. SG&A expenses for the six months ended September 30, 1996 increased 12.5% to $6.0 million compared to $5.4 million for the first six months of fiscal 1996. SG&A expenses decreased as a percentage of net sales to 12.2% compared to 13.4% for the corresponding six months of fiscal 1996. The decrease of SG&A as a percent of net sales was principally due to certain fixed expenses being allocated over an increased sales base. In addition, the quarter ended September 30, 1995 included amounts accrued under an incentive based bonus plan of $265,000.

   Research, development and engineering expense. Research, development and engineering ("R&D") expenses for the quarter ended September 30, 1996 increased by 17.8% to $921,000 (or approximately 3.3% of net sales) compared to $782,000 (or approximately 3.7% of net sales) in the corresponding quarter of the prior year. R&D expenses for the six months ended September 30, 1996 increased by 38.8% to $2.2 million (or approximately 4.4% of net sales) compared to $1.6 million (or approximately 3.9% of net sales) for the same period of fiscal 1996. The increase in R&D expenses was principally due to increased engineering headcount. The quarter ended September 30, 1995 included amounts accrued under an incentive based bonus plan of $265,000.

   Non-recurring charge. As previously disclosed, the Company incurred a non-recurring charge in the second quarter of fiscal 1997 related to the termination of an incentive based bonus plan with the Company's President and Vice President of Advance Research. The non-recurring charge totaled $6.6 million.

   Interest expense. The Company incurred interest expense (which included amortization of capitalized financing costs) of $1.3 million in the second quarter of fiscal 1997 compared to $1.5 million in the second quarter of fiscal 1996. For the six months ended September 30, 1996, interest expense was $2.7 million compared to $2.9 million in the corresponding six months of fiscal 1996. These decreases were primarily due to lower interest rates and a reduction of outstanding debt in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The Company repaid all of its outstanding debt on October 2, 1996 upon the closing of the Company's IPO.

   Provision for income taxes. The Company's effective tax rate for the second quarter of fiscal 1997 was 38.5% compared to 37.9% for the second quarter of fiscal 1996. The increase is primarily due to a higher federal tax rate.

   Net income (loss) before extraordinary item. Net loss before extraordinary item for the three months ended September 30, 1996 was $940,000 compared to net income of $1.6 million in the corresponding period of the prior year.
For the six months ended September 30, 1996, net income before extraordinary item was $409,000 compared to $2.6 million in the corresponding period of the prior year. The loss in the three month period ended September 30, 1996 was due to the non-recurring charge related to the Company's IPO. Without considering the non-recurring charge and extraordinary item discussed below, net income for the quarter ended September 30, 1996 would have been approximately $3.0 million (or 32 cents per share) compared to $1.6 million (or 16 cents per share) in the corresponding period of the prior year, and net income for the six-months ended September 30, 1996, would have been approximately $4.4 million (or 45 cents per share) compared to $2.6 million (or 26 cents per share) for the first six months of fiscal 1996.

   Extraordinary item. In the quarter ended September 30, 1996, the Company recognized a one-time pre-tax charge, reflected as an extraordinary item, from the write-off of capitalized financing costs, totaling approximately $2.2 million, in connection with the repayment of all of the Company's outstanding debt that occurred on October 2, 1996 upon the closing of the Company's IPO.

Liquidity and Capital Resources:

   For the six months ended September 30, 1996, net cash provided by operating activities was $7.2 million which was comprised of the net loss of $919,000 offset by non-cash charges for depreciation and amortization of $1.6 million, the write-off of capitalized financing costs of $2.2 million, and a decrease in working capital of $4.3 million.

   Net cash used in investing activities was $3.0 million for the first six months of fiscal 1997 compared to $1.1 million for the same period in fiscal 1996, which principally consisted of acquisitions of property and equipment. Net cash used by financing activities was $1.5 million which was comprised of scheduled payments on the Company's bank debt. All of the Company's debt was repaid upon the closing of the IPO on October 2, 1996.

   At September 30, 1996, the Company had working capital of $3.7 million. Subsequent to the end of the quarter, the Company completed its IPO, and on a pro forma basis, had working capital of $18.0 million. The Company believes that its current cash balances will be sufficient to provide operating liquidity for at least the next twelve months.

   Certain statements made in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other facts that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are discussed in detail in the Registration Statement on Form S-1 (333-8069) relating to the Company's IPO. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.
The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in the prospectus or this document.

Part II:  Item 1.

Legal Proceedings

   As previously reported, on September 26, 1996, Answer Products, Inc. (""Answer'') filed a complaint naming RockShox as the defendant in an action in the United States District Court for the Southern District of Indiana entitled Answer Products, Inc. v. RockShox, Inc. (the "Indiana Action"). Answer's complaint in the Indiana Action alleges that certain RockShox suspension forks infringe a patent that was issued in 1995 and is exclusively licensed to Answer. The complaint seeks preliminary and permanent injunctive relief, destruction of the equipment used to make the allegedly infringing forks, an accounting, compensatory damages, treble damages, attorney' fees, interest and costs. The Company believes, after consultation with patent counsel, that it has meritorious defenses to Answer's claims in the Indiana Action.

   On September 27, 1996, RockShox commenced an action against Answer in the United States District Court for the Northern District of California entitled RockShox, Inc. v. Answer Products, Inc. (the "California Action"). RockShox's complaint in the California Action seeks a declaratory judgment that the patent at issue in the Indiana Action is invalid, unenforceable and not infringed by RockShox, as well as preliminary and permanent injunctions against Answer, compensatory damages, attorneys' fees and costs. On October 21, 1996, Answer filed an answer to RockShox's complaint denying that RockShox was entitled to the relief requested in the California Action and requesting that the court declare the patent valid and infringed.

   On October 29, 1996, RockShox filed a motion to tranfer the Indiana Action to the United States District Court for the Northern District of
California for consolidation with the California Action.

Part II:  Other Information

Item 6.   Exhibits and Reports on Form 8-K


          (a) Exhibit 11 - Statement regarding computation of net income (loss) per share

          (b)  Reports on Form 8-K

                    None

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ROCKSHOX, INC.



  Dated Nov. 13, 1996                       /s/ Charles E. Noreen
                                       --------------------------------------
                                                Charles E. Noreen
                                                Chief Financial Officer