Form 10-Q
period 1996-12-31
ROCKSHOX INC
filed 1997-02-13
CIK 1017047

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1996

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the transition period from ___________ to ___________

                    Commission File Number:  0-28822

                            ROCKSHOX, INC.
       (Exact name of registrant as specified in its charter)

              DELAWARE                           77-0396555
 (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization             Identification No.)



              401 Charcot Avenue, San Jose, California 95131
            (Address of principal executive offices) (zip code)

        Registrant's telephone number, including area code (408) 435-7469


                                  NO CHANGE
       ------------------------------------------------------------------
         (Former name or former address, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES [X]             NO [ ]

As of February 10, 1997 there were 13,620,000 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 12 pages, of which this is page 1.

                                    INDEX

                                                                   Page
                                                                  ------

Part I:  Financial Information

 Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets as of
           December 31, 1996 and March 31, 1996                      3

           Condensed Consolidated Statements of Operations
           for the three and nine months ended December 31,
           1996 and December 31, 1995                                4

           Condensed Consolidated Statements of Cash Flows
           for the nine months ended December 31, 1996 and
           December 31, 1995                                         5

           Notes to Condensed Consolidated Financial Statements      6

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       8

Part II:  Other Information

 Item 1. Legal Proceedings                                          10

 Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibit 11 - Statement regarding computation
              of net income per share                              12

         (b)  Reports on Form 8-K

              None

Part I:  Item 1.

                              ROCKSHOX, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                (Unaudited)


                                                Dec. 31, 1996   March 31, 1996
                                                -------------   --------------
Current assets:
 Cash and cash equivalents                        $ 14,428          $ 1,808
 Trade accounts receivable, net of allowance
  of  $1,590 and  $1,432, respectively               7,780            5,571
 Inventories                                        10,696            8,436
 Prepaid expenses and other current assets             692              397
 Deferred income taxes                               3,785            3,805
                                                  --------         --------
   Total current assets                             37,381           20,017
Property, plant and equipment, net                   6,664            4,313
Capitalized financing costs, net                        --            2,513
Other assets, net                                      105               89
                                                  --------         --------
 Total assets                                     $ 44,150         $ 26,932
                                                  --------         --------
                                                  --------         --------
Current liabilities:
 Accounts payable                                  $ 5,182          $ 2,263
 Accrued incentive compensation payable
   to officers                                          --            2,125
 Other accrued liabilities                           5,390            6,071
 Accrued warranty                                    4,802            4,231
 Current portion of long-term debt                     ---            3,000
                                                  --------         --------
   Total current liabilities                        15,374           17,690

Long-term debt, net of current portion                  --           41,500
                                                  --------         --------
  Total liabilities                                 15,374           59,190

Mandatorily redeemable preferred stock                  --            7,357

Common stock                                           136               88
Additional paid-in capital                          64,933              412
Distributions in excess of net book value          (45,422)         (45,422)
Retained earnings                                    9,129            5,307
                                                  --------          -------
 Total stockholders' equity (deficit)               28,776          (39,615)
  Total liabilities and stockholders'
   equity (deficit)                               $ 44,150         $ 26,932
                                                  --------         --------
                                                  --------         --------

           The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I:  Item 1.

                             ROCKSHOX, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share data)
                              (Unaudited)

                                               Three Months Ended          Nine Months Ended
                                              Dec. 31,     Dec. 31,      Dec. 31,    Dec. 31,
                                                1996        1995          1996        1995
                                              --------     --------      --------    --------

Net sales                                     $ 32,143     $ 23,223      $ 81,702    $ 63,265
Cost of sales                                   20,086       14,860        51,625      40,910
                                              --------     --------      --------    --------
  Gross profit                                  12,057        8,363        30,077      22,355

Selling, general and
 administrative expense                          2,856        2,218         8,897       7,587
Research, development
 and engineering expense                         1,355          808         3,519       2,367
Non-recurring charge                                --           --         6,580          --
                                              --------     --------      --------    --------
Operating expenses                               4,211        3,026        18,996       9,954
                                              --------     --------      --------    --------
  Operating income                               7,846        5,337        11,081      12,401

Interest income                                    187           58           288         103
Interest expense                                   (27)      (1,467)       (2,697)     (4,416)
                                              --------     --------      --------    --------
  Income before taxes
   and extraordinary item                        8,006        3,928         8,672       8,088

Income tax expense                              (3,081)      (1,483)       (3,337)     (3,062)
                                              --------     --------      --------    --------
  Income before
   extraordinary item                            4,925        2,445         5,335       5,026

Extraordinary loss from early
 extinguishment of debt (net
 of tax benefit of $885)                            --           --        (1,328)         --
                                              --------     --------      --------    --------
  Net income before
   accretion                                     4,925        2,445         4,007       5,026

Preferred stock accretion                           --          (88)         (185)       (270)
                                              --------     --------      --------    --------
  Net income available
   to common stockholders                     $  4,925     $  2,357      $  3,822    $  4,756
                                              --------     --------      --------    --------
                                              --------     --------      --------    --------
Income per share
 before extraordinary item                    $   0.35     $   0.26      $   0.48    $   0.51

Extraordinary item, per share                       --           --         (0.13)         --
                                              --------     --------      --------    --------
Net income per share                          $   0.35     $   0.26      $   0.35    $   0.51
                                              --------     --------      --------    --------
                                              --------     --------      --------    --------
Shares used in per share
 calculation                                    14,026        9,240        10,835       9,240
                                              --------     --------      --------    --------
                                              --------     --------      --------    --------

               The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

Part I:  Item 1.

                              ROCKSHOX, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                               (Unaudited)

                                                 Nine Months Ended    Nine Months Ended
                                                   Dec. 31, 1996        Dec. 31, 1995
                                                   -------------        -------------
 Cash flows from operating activities:
   Net income                                         $ 4,007              $ 5,026
   Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization                      2,425                1,229
     Write-off of capitalized financing costs           2,213                   --
     Provision for doubtful accounts                      159                1,406
     Provisions for excess and obsolete inventory         514                1,886
     Deferred income taxes                                 20               (1,889)
     Changes in operating assets and liabilities:
      Trade accounts receivable                        (2,368)              (2,844)
      Inventories                                      (2,774)              (7,666)
      Prepaid expenses and other current assets          (295)                 165
      Accrued incentive compensation to officers       (2,125)                  --
      Accounts payable and accrued
       liabilities                                      2,808                8,347
                                                     --------             --------
        Net cash provided by operating
         activities                                     4,584                5,660
                                                     --------             --------
Cash flows from investing activities:
 Purchases of property and equipment                   (4,476)              (2,143)
 Other                                                    (16)                 (21)
                                                     --------             --------
      Net cash used in investing activities            (4,492)              (2,164)
                                                     --------             --------
Cash flows from financing activities:

 Proceeds from initial public offering, net
   of expenses                                         64,569                  --
 Repayment of manditorily redeemable preferred
  stock                                                (7,541)                 --
 Repayment of short-term borrowings and bank
  debt                                                (27,500)             (3,125)
 Repayment of notes payable to related parties        (17,000)               (250)
                                                     --------             --------
      Net cash provided by (used in) financing
       activities                                      12,528              (3,375)
                                                     --------             --------
 Net increase in cash and cash equivalents             12,620                 121

Cash and cash equivalents, beginning of period          1,808               1,310
                                                     --------             --------
Cash and cash equivalents, end of period             $ 14,428             $ 1,431
                                                     --------             --------
                                                     --------             --------
Supplemental disclosure of non-cash transactions:
 Accretion for dividends on mandatorily
  redeemable preferred stock                            $ 185                $ 270


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

Part I:  Item 1.

                               ROCKSHOX INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of ROCKSHOX, INC. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The unaudited condensed, consolidated interim financial statements contained herein, should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 1996 included in the Company's Registration Statement on Form S-1 (333-8069).

2.  INVENTORY

    The components of inventory are as follows (in thousands):

                                        Dec. 31, 1996     March 31, 1996
                                        -------------     --------------
 Raw materials                             $ 7,387           $ 5,320
 Finished goods                              3,309             3,116
                                          --------           -------
                                          $ 10,696           $ 8,436
                                          --------           -------
                                          --------           -------

3.  EARNINGS PER SHARE AMOUNTS

    Net income per share is computed using the weighted average number of common shares outstanding during the period and, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve months preceding the filing date of the Company's initial public offering (the "IPO") are also included in the calculation as if the shares had been outstanding for all periods presented using the treasury stock method. For periods subsequent to the IPO, the Company has used the treasury stock method to compute earnings per share. Under this method the weighted average number of common shares outstanding during the period is added to the weighted average of all dilutive common equivalent shares outstanding during the period. All per share data has been restated to reflect the merger of the Company's former parent into the Company (the "Merger"), which was effected concurrent with the IPO.

4.  SALE OF COMMON STOCK (IPO)

    On September 26, 1996, the Company priced an IPO of 4.8 million shares of common stock, at $15.00 per share. The net proceeds to the Company were $64.6 million after deducting the underwriting discount and offering expenses. From the net proceeds, $43 million was used to repay debt, $7.5 million was used to redeem all of the Company's outstanding preferred stock and accrued dividends, and $7.3 million was used to terminate an incentive bonus plan with the Company's President and Vice President of Advanced Research. The remaining net proceeds were used for working capital purposes.

5.  EXTRAORDINARY LOSS AND NON-RECURRING CHARGES

    As discussed in Note 4, in September 1996, the Company priced its IPO.
In connection with the IPO the Company repaid outstanding debt and terminated its $6 million bank line of credit. In connection with the extinguishment of this debt, the Company wrote off the unamortized balance of capitalized financing costs of $2.2 million. The write-off was recorded as an extraordinary item. In addition, in connection with the IPO, the Company terminated an incentive based bonus plan (the "Bonus Plan") with the Company's President and Vice President of Advanced Research. The Company recorded a non-recurring charge of $6.6 million in the nine month period ended December 31, 1996 to reflect the termination of the Bonus Plan. The Company entered into new employment agreements with the President and Vice President of Advanced Research that provide maximum annual bonus payments of $250,000 and $125,000, respectively.

6.  LITIGATION

    On September 26, 1996, Answer Products, Inc., a division of LDI, Ltd. ("Answer"), filed a complaint in Indiana Federal Court alleging that the Company has infringed a patent held by Answer. On September 27, 1996, the Company filed suit in Federal Court in San Jose, California seeking, among other things, a declaration that the patent held by Answer is invalid and/or not infringed by the Company. On December 29, 1996 the Indiana complaint was transferred to Federal Court in San Jose for consolidation with the Company's case against Answer. Discovery in these cases is ongoing. While the Company has estimated the cost of resolving this matter and has accrued such amounts in the accompanying financial statements, due to the uncertainties surrounding litigation, the ultimate outcome of this matter is not determinable.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

     Net sales. Net sales for the quarter ended December 31, 1996 increased by 38.4% to $32.1 million from $23.2 million for the corresponding period of the prior year. Net sales for the nine months ended December 31, 1996 increased by 29.1% to $81.7 million from $63.3 million for the corresponding period of the prior year. For the quarter ended December 31, 1996, OEM sales increased by 36% to $22.4 million compared to $16.5 million in the corresponding period of the prior year. For the nine months ended December 31, 1996, OEM sales increased by 43% to $59.4 million from $41.7 million in the corresponding period of the prior year. These increases were principally due to demand for the Company's updated 1997 Judy line and new Indy line of mid-priced forks, both of which began shipping during the first quarter of the 1997 fiscal year. Sales to the retail accessory market increased in the quarter ended December 31, 1996 to $9.7 million compared to $6.7 million in the corresponding period of the prior year due to the timing of shipments. For the nine months ended December 31, 1996 sales to the retail accessory market increased slightly to $22.3 million from $21.6 million in the prior year.

     Gross margin. Gross margin (gross profit as a percentage of net sales) for the quarter ended December 31, 1996 increased to 37.5% compared to 36.0% for the corresponding period of the prior year. Gross margin for the first nine months of the current fiscal year increased to 36.8% compared to 35.3% for the nine months ended December 31, 1995. The increase in gross margin was principally due to lower manufacturing costs resulting from the Company bringing in-house certain previously subcontracted manufacturing processes and an increased sales base for overhead absorption.

     Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the quarter ended December 31, 1996 increased by 28.8% to $2.9 million (or approximately 8.9% of net sales) compared to $2.2 million (or approximately 9.6% of net sales) in the corresponding period of the prior year. SG&A expense for the nine months ended December 31, 1996 increased by 17.3% to $8.9 million (or approximately 10.9% of net sales) compared to $7.6 million (or approximately 12.0% of net sales) for the first nine months of fiscal 1996. The decrease of SG&A expense as a percent of net sales was principally due to certain fixed expenses being allocated over an increased sales base. SG&A expense for the quarter ended December 31, 1995 included amounts accrued under an incentive based bonus plan of $265,000.

     Research, development and engineering expense. Research, development and engineering (R&D) expense for the quarter ended December 31, 1996 increased by 67.7% to $1.4 million (or approximately 4.2% of net sales) compared to $808,000 (or approximately 3.5% of net sales) in the corresponding quarter of the prior year. R&D expense for the nine months ended December 31, 1996 increased by 48.7% to $3.5 million (or approximately 4.3% of net sales) compared to $2.4 million (or approximately 3.7% of net sales) for the same period of fiscal 1996. The increase in R&D expense was principally due to increased engineering headcount and certain other development expenses incurred in fiscal 1997 for new products. R&D expense for the quarter ended December 31, 1995 included amounts accrued under an incentive based bonus plan of $265,000.

     Non-recurring charge. As previously disclosed, the Company incurred a non-recurring charge in the nine months ended December 31, 1996 related to the termination of an incentive based bonus plan with the Company's President and Vice President of Advance Research. The non-recurring charge totaled $6.6 million.

     Interest expense. The Company incurred interest expense (which included amortization of capitalized financing costs) of $2.7 million for the nine months ended December 31, 1996 compared to $4.4 million in the corresponding period of fiscal 1996. The decrease was due to lower interest rates and lower average outstanding debt balance in fiscal 1997 compared to fiscal 1996 and the elimination of all outstanding debt upon the closing of the Company's IPO.

     Income tax expense. The Company's effective tax rate for the third quarter of fiscal 1997 was 38.5% compared to 37.8% for the third quarter of fiscal 1996. The increase was primarily due to a higher federal tax rate.

     Net income before extraordinary item. Net income before extraordinary item for the three months ended December 31, 1996 was $4.9 million compared to $2.4 million in the corresponding period of the prior year. For the nine months ended December 31, 1996, net income before extraordinary item was $5.3 million compared to $5.0 million in the corresponding period of the prior year. Without considering the non-recurring charge and extraordinary item discussed below, net income for the nine months ended December 31, 1996 would have been approximately $9.3 million (or 84 cents per share) compared to $5.0 million (or 51 cents per share) for the corresponding period of the prior year.

     Extraordinary item. In the nine months ended December 31, 1996, the Company recognized a one-time pre-tax charge, reflected as an extraordinary item, from the write-off of capitalized financing costs, totaling approximately $2.2 million in connection with the repayment of all of the Company's outstanding debt upon the closing of the Company's IPO.

Liquidity and Capital Resources:

     For the nine months ended December 31, 1996, net cash provided by operating activities was $4.6 million which was comprised of the net income of $4.0 million increased by non-cash charges for depreciation and amortization of $2.4 million, the write-off of capitalized financing costs of $2.2 million, offset by a net decrease in working capital of $4.0 million.

     Net cash used in investing activities was $4.5 million for the first nine months of fiscal 1997, which principally consisted of acquisitions of property and equipment. Net cash provided by financing activities was $12.5 million which represented net proceeds from the Company's IPO of $64.6 million offset by repayment of all of the Company's debt totaling $44.5 million and the redemption of all of the Company's preferred stock for $7.5 million.

     At December 31, 1996, the Company had cash of $14.4 million and working capital of $22.0 million. The Company believes that its current cash balances will be sufficient to provide operating liquidity for at least the next twelve months.

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

Part II: Other Information.

Item 1. Legal Proceedings

     As previously reported, on September 26, 1996, Answer Products, Inc. ("Answer") filed a complaint naming RockShox as the defendant in an action in the United States District Court for the Southern District of Indiana entitled Answer Products, Inc. v. RockShox, Inc. (the "Indiana Action"). Answer's complaint in the Indiana Action alleges that certain RockShox suspension forks infringe a patent that was issued in 1995 and is exclusively licensed to Answer. The complaint seeks preliminary and permanent injunctive relief, destruction of the equipment used to make the allegedly infringing forks, an accounting, compensatory damages, treble damages, attorney' fees, interest and costs. The Company believes, after consultation with patent counsel, that it has meritorious defenses to Answer's claims in the Indiana Action.

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

     On December 30, 1996, the Indiana Action was transferred to Federal Court in San Jose for consolidation with the California Action. Discovery in these cases is ongoing.

Part II: Other Information

 Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibit 11 - Statement regarding computation of net income per share

         (b) Reports on Form 8-K

              None

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ROCKSHOX, INC.



   Dated Feb. 13, 1997                  /s/ Charles E. Noreen
                                        ---------------------
                                        Charles E. Noreen
                                        Chief Financial Officer