Form 10-K405
period 1997-03-31
ROCKSHOX INC
filed 1997-06-27
CIK 1017047

       As filed with the Securities and Exchange Commission on June 27, 1997

                                                      Registration No. 000-28822
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                              -------------------------

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Fiscal Year Ended March 31, 1997
                            Commission File Number 0-28822

                              -------------------------

                                    ROCKSHOX, INC.

                (Exact name of registrant as specified in its charter)

          DELAWARE                    401 Charcot Avenue                 77-0396555
(State or other jurisdiction of       San Jose, CA  95131      (I.R.S. Employer Identification
incorporation or organization)          (408) 435-7469                      Number)

     (Address, including zip code and telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH
Common Stock, par value $.01 per share                     REGISTERED
                                                      NASDAQ Stock Market

     Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/   No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

    As of June 16, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $72,005,677.

    As of June 16, 1997, the Registrant had 13,685,164 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the ROCKSHOX, INC. Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

ITEM   DESCRIPTION                                                       PAGE
----   -----------                                                       ----

                                        PART I

1      Business. . . . . . . . . . . . . . . . . . . . . . . . . . .      3

2      Properties. . . . . . . . . . . . . . . . . . . . . . . . . .     11

3      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .     11

4      Submission of Matters to a Vote of Security Holders . . . . .     12


                                       PART II

5      Market for Registrant's Common Equity and Related
         Stockholder Matters. . . . . . . . . . . . . . . . . . . . .    12

6      Selected Financial Data. . . . . . . . . . . . . . . . . . . .    13

7      Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . .    14

7A     Quantitative and Qualitative Disclosures About Market Risk . .    17

8      Financial Statements and Supplementary Data  . . . . . . . . .    17

9      Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure . . . . . . . . . . . . . . . . . .    17


                                       PART III

10     Directors and Executive Officers of the Registrant . . . . . .    18

11     Executive Compensation . . . . . . . . . . . . . . . . . . . .    18

12     Security Ownership of Certain Beneficial Owners and
         Management . . . . . . . . . . . . . . . . . . . . . . . . .    18

13     Certain Relationships and Related Transactions . . . . . . . .    18


                                       PART IV

14     Exhibits, Financial Statement Schedules and Reports on
         Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .    19

    Unless the context indicates otherwise, the "Company" or "RockShox", as used in this Annual Report on Form 10-K, means ROCKSHOX, INC., its predecessors and their respective parents and subsidiaries on a consolidated basis. Unless the context indicates otherwise, all references to a fiscal year are to the Company's fiscal year. In 1995, the Company changed its fiscal year end from December 31 to March 31. This annual report on Form 10-K includes references to registered trademarks and brand names of the Company, including: ROCKSHOX, JUDY, DELUXE, QUADRA AND MAG. This annual report on Form 10-K also contains references to INDY, which is a trademark of Indianapolis Motor Speedway Corporation, and is used under license from IMS Properties Inc.

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    RockShox is the worldwide leader in the design, manufacture and marketing of high performance bicycle suspension products. RockShox suspension products enhance riding performance and comfort by mitigating the impact of rough terrain and providing better wheel contact with the riding surface. The Company, which currently manufactures both front suspension forks and rear shocks for mountain bikes, has combined technical innovation with high quality products and creative marketing to establish one of the most widely recognized brand names in the bicycle industry.

    The Company's sales have grown rapidly, from approximately $6 million in fiscal 1991 to approximately $106.2 million in fiscal 1997. The Company believes that its growth has been the result of increasing market acceptance of bicycle suspension worldwide and, more specifically, growing demand for ROCKSHOX suspension products.

    During fiscal 1997 RockShox marketed ten front suspension forks and three rear shocks under its JUDY, INDY, QUADRA, MAG, and DELUXE product lines. The Company's products have been repeatedly recognized by the bicycle industry for their innovative design and superior performance. As evidence of the advanced design and technical benefits of its products, ROCKSHOX suspension was used by more than half of the mountain bike racers competing in the 1996 Olympic Games in Atlanta.

    Approximately 72% of the Company's sales in fiscal 1997 were to original equipment manufacturers ("OEMs"), including Trek Bicycle Corp. ("Trek"), GT Bicycles Inc. ("GT") and Specialized Bicycle Components, Inc. ("Specialized") who incorporate ROCKSHOX branded components as part of new, fully-assembled mountain bikes sold worldwide. The Company's products are also sold as an accessory component to consumers through a network of over 10,000 independent bicycle dealers ("IBDs") worldwide.

    The Company was founded by Steve Simons and Paul Turner in 1989 as a North Carolina corporation and was later reincorporated as a California corporation. In March 1995, the Company was recapitalized (the "Recapitalization") in a transaction with MCIT PLC ("MCIT") and certain persons and entities affiliated with The Jordan Company ("Jordan"), as a result of which Messrs. Simons and Turner and certain of their respective family members became equal owners in the Company with MCIT and such affiliates of Jordan.

    The Company's principal executive office is located at 401 Charcot Avenue, San Jose, California; its telephone number is (408) 435-7469.

PRODUCTS

    ROCKSHOX suspension products are generally designed to enhance riding performance and comfort, and include front suspension forks and rear shocks based on elastomer, hydraulic and spring coil technologies. The Company's bicycle suspension systems incorporate two functional components: a spring and a damper. The spring function absorbs the impact of rough terrain and returns the fork to its original position after compression. The damper also absorbs impact and moderates the movement of the fork as it returns to its original position. As a result, suspension provides better wheel contact with the riding surface, especially on off-road or nonpaved surfaces, enabling the cyclist to ride with more speed, comfort and control.

    Every ROCKSHOX fork uses aerospace alloys and features adjustable suspension, a progressive spring rate, structural rigidity and low weight. Key to any suspension system is the spring rate, which allows the front suspension fork to move easily over small bumps, but not "bottom out" over larger ones. The structural rigidity of ROCKSHOX suspension forks improves the rider's ability to control the bike, while low weight enhances overall bicycle performance. Every ROCKSHOX fork is covered by a one-year limited warranty.

    The 1997 models represent the Company's broadest line of product offerings to date. For the 1997 model year, the Company offered ten front suspension forks, including five new forks, and three rear shocks, including one new rear shock.

All of the Company's products that were introduced prior to the current product year have experienced model year modifications or upgrades since they were originally introduced.

The following tables summarize the Company's 1997 product offerings of front forks and rear shocks:


                                  FRONT FORKS

                                      SUGGESTED
                   TYPICAL          RETAIL PRICE IN                                                WEIGHT FOR         DATE OF
                 RETAIL BIKE           ACCESSORY                              SUSPENSION            STANDARD         ORIGINAL
1997 MODEL      PRICE POINT (1)         MARKET        INTENDED USE            TECHNOLOGY          CONFIGURATION    SHIPMENT (2)
------------- -----------------  ------------------- -----------------    --------------------  ----------------  --------------
------------- -----------------  ------------------- -----------------    --------------------  ----------------  --------------
QUADRA 5           $475-$800      Not offered at     Recreational;        Elastomer               3.2 pounds       May 1994
                                  retail             Light Terrain
INDY C             $500-$850               $199      Recreational;        Coil/Solid              3.25 pounds      April 1996
                                                     Moderate Terrain     Urethane
INDY XC            $600-$1,200             $239      Cross-Country;       Coil/Multicellular      3.1 pounds       May 1996
                                                     Moderate Terrain     Urethane
                                                                          ("MCU")
INDY SL            $900-$2,000             $359      Cross-Country;       Coil/MCU                2.7 pounds       June 1996
                                                     Moderate Terrain
MAG 21             $850-$1,200             $299      Cross-Country;       Air/Oil                 3.0 pounds       September 1992
                                                     Moderate Terrain
JUDY C             $900-$2,000    Not offered at     Cross-Country;       Cartridge               3.25 pounds      July 1996
                                  retail             Extreme Terrain
JUDY XC          $1,100-$2,500             $409      Cross-Country;       Cartridge               2.95 pounds      September 1994
                                                     Extreme Terrain
JUDY DH              $1,500+               $549      Downhill Racing      Cartridge               3.5 pounds       September 1994

JUDY SL              $1,600+               $649      Cross-Country;       Cartridge               2.7 pounds       September 1994
                                                     Extreme Terrain
JUDY DHO             $2,000+             $1,199      Downhill Racing      Cartridge               4.2 pounds       August 1996


                                  REAR SHOCKS


                                      SUGGESTED
                   TYPICAL          RETAIL PRICE IN                                                WEIGHT FOR         DATE OF
                 RETAIL BIKE           ACCESSORY                              SUSPENSION            STANDARD         ORIGINAL
1997 MODEL      PRICE POINT (1)         MARKET        INTENDED USE            TECHNOLOGY          CONFIGURATION    SHIPMENT (2)
------------- -----------------  ------------------- -----------------    --------------------  ----------------  --------------
------------- -----------------  ------------------- -----------------    --------------------  ----------------  --------------
Deluxe           $1,000-$1,200    Not offered at     Cross-Country;       Coil Over               0.71 pounds      June 1995
                                  retail             Downhill             hydraulic damper
Coupe Deluxe     $1,200-$1,700             $199      Cross-Country;       Coil Over               0.71 pounds      July 1996
                                                     Downhill             hydraulic damper
Super Deluxe        $1,700+                $289      Cross-Country;       Coil Over               0.79 pounds      June 1995
                                                     Downhill             hydraulic damper
                                                                          with oil reservoir


(1) The typical retail bike price point represents management's estimate of the U.S. retail range for OEM mountain bikes that include the indicated product.

(2) Following their introduction, models are generally upgraded and revised each year.

RESEARCH AND DEVELOPMENT

    As of March 31, 1997, the Company's product development activities, based in San Jose, California, were supported by 33 professionals, including 10 project engineers, utilizing an array of sophisticated design and analytical tools. Development for each major product line (e.g., JUDY, INDY, etc.) is headed by a senior level project engineer with assistance from at least one other project engineer. In addition, the Company has an ongoing advanced materials/technologies program led by its engineering manager, which investigates and applies materials and processes not currently used in the manufacture of current products.

    The Company maintains a testing center in San Jose, California to collect data and test designs prior to commercial introduction. The testing center is staffed by two technicians and managed by a senior project engineer, who perform various fatigue, impact and cycle tests on components and assembled prototypes during the design process. In addition, the Company operates a field test site in Santa Cruz, California to provide in-use data on new products.

    The product development process usually begins one to two years prior to the expected commercial introduction of a new product, and generally focuses on having a product ready for distribution at the start of the applicable model year. In addition, short-term projects involving annual upgrades of existing products and improvements to manufacturing processes occur regularly. New product ideas come from a variety of sources, including mountain bike race teams, OEMs, consumers and the Company's employees. Products are developed using design and engineering software tools that provide full parametric three-dimensional modeling and finite element analysis, allowing for computer optimization of structures and greatly reducing the time required to develop and prototype designs. Currently, an interdepartmental team, including representatives from the Company's engineering, manufacturing, and, in certain cases, sales and marketing departments, is established at the beginning of every development project. Management believes this interdepartmental approach to product development reduces the time necessary to bring a successful product to market.

    Current areas of focus for product development include, among others, (i) research in the area of new materials and processes to reduce the cost and improve the performance of the Company's current products; (ii) the continuation of the development of rear suspension products; (iii) the introduction of products appropriately priced for the mid-priced segment of the mountain bike market; and (iv) the design of new products, including suspension systems for road and trekking bikes and disc brakes. The Company's future success will depend, in part, upon its continued ability to develop and successfully introduce new and popular bicycle suspension products and other types of bicycle components such as disc brakes. There can be no assurance that the Company will introduce any new products or, if introduced, that any such products will be commercially successful.

    Research and product development expenditures in fiscal years 1994, 1996 and 1997 were approximately $2.1 million, $3.4 million and $4.8 million, respectively.

MANUFACTURING

    All manufacturing is done in the Company's San Jose facilities on multiple, continuous flow assembly lines. These lines are computer-controlled and are comprised of a combination of automated and manual assembly stations supported by satellite subassembly operations. The assembly lines are designed for efficiency and can potentially produce a complete suspension fork every 20 seconds. In addition to assembly activities, the Company does some machining of parts on-site. Management reviews manufacturing processes available through sub-contractors to determine if opportunities exist to re-engineer such processes and to bring them in-house. To this end, the manufacturing department has its own engineering function, which is currently carried out by seven engineers and seven technicians. Typically, RockShox brings certain machining operations into the Company on the basis of cost, quality control, lead-time and the critical nature of the subcomponent in achieving production efficiencies. Such in-house machining is generally performed on specialized equipment designed and built by the Company's manufacturing engineers and subcontractors.

    As of March 31, 1997, manufacturing included approximately 210 non-unionized employees plus approximately 60 temporary hires brought in principally during the peak building season from June through January. The Company generally operates on a single shift, adding a second shift when needed. Extensive training occurs so supervisors and lead assemblers can manage their own work areas and monitor product quality. In addition, computerized testing and statistical process control are used to maintain and measure product quality during the assembly process. Finished products are also tested in the Company's product development test center.

    The Company works closely with a variety of vendors to meet its production needs, including machine shops, die casters, forging houses, tube manufacturers and injection molders. Although the Company has established relationships with its principal suppliers and manufacturing sources, the Company does not currently have long-term contracts with any of its vendors, nor does the Company currently have multiple vendors for all parts, tooling, supplies or services critical to the Company's manufacturing processes. Currently, all of the Company's major suppliers are based in the U.S. The company continually reviews its vendor relationships with regard to cost, delivery and quality. During fiscal 1997, the Company purchased approximately $5.6 million of components from its largest vendor.

    Production planning starts with a general forecast several months before the beginning of the model/fiscal year. This general forecast is then turned into a more complete, time-phased forecast by customer and suspension product, which guides initial planning for parts and labor requirements. As the year progresses, the forecast is constantly reviewed and compared with actual customer orders. Manufacturing inventory levels are currently managed through an Integrated ERP ("Enterprise Resource Planning") Package.

    The Company's policy is to require firm purchase orders from OEMs 60 days prior to shipment, which generally allows the Company to manufacture product against a known backlog. As of March 31, 1997, the Company's backlog was approximately $9.6 million compared to $9.8 million at March 31, 1996. Substantially all of the Company's backlog orders are expected to be filled within 90 days, although there can be no assurance that all such backlog orders will be filled within that time period, if at all. The backlog of orders at any given time is affected by a number of factors, including seasonality, availability of parts and the scheduling of manufacturing and shipment of products. Accordingly, the backlog of orders for a particular period is not necessarily meaningful and may not be indicative of future sales activity or product popularity.

SALES AND DISTRIBUTION

    The Company's products are primarily sold to OEMs, who incorporate ROCKSHOX components as part of new, fully-assembled mountain bikes sold worldwide, and through distributors or, in some cases, directly to IBDs, each of whom serve the retail accessory market. For the fiscal year ended March 31, 1997, approximately 72% of the Company's total net sales were to OEMs and approximately 28% were to distributors and IBDs. OEM customers have become increasingly important to the Company as bicycle suspension has evolved from an accessory niche component into standard equipment on better quality mountain bikes. The following table demonstrates the historical shift in the Company's customer base and product distribution:

                                                                    Fiscal Year Ended
                                  --------------------------------------------------------------------------------
                                       December 31, 1994            March 31, 1996             March 31, 1997
                                  -------------------------   -------------------------  -------------------------
                                    Net Sales      % of         Net Sales     % of         Net Sales      % of
                                 (in thousands)  Net Sales   (in thousands) Net Sales    (in thousands) Net Sales
                                  -------------------------   -------------------------  -------------------------
OEMs . . . . . . .                $   24,482       65%        $   57,103       68%       $   77,000       72%
Distributors and IBDs. . . .          13,418       35%            26,406       32%           29,212       28%
                                  -------------------------   -------------------------  -------------------------
    Total. . . . . . . . . .      $   37,900      100%        $   83,509      100%       $  106,212      100%
                                  -------------------------   -------------------------  -------------------------
                                  -------------------------   -------------------------  -------------------------

    Management believes that the Company's products play an important role in the sale of OEM bikes and that OEMs are aware of the influence that the ROCKSHOX brand name has on a consumer's selection of a mountain bike. Every front suspension fork sold today to OEMs prominently displays the ROCKSHOX name. In addition to its strong brand name, the Company believes that OEMs also choose ROCKSHOX for product innovation, reliability and quality. The Company further solidifies its OEM relationships by providing a high level of customer service, ranging from early stage engineering and design support to worldwide distribution and aftermarket service for its products.

    The Company currently sells to over 150 OEM accounts worldwide. The Company has substantial export sales, a significant portion of which include products shipped to Asian manufacturing subcontractors for certain U.S.-based OEMs.

    The sales process for OEM customers begins in January and February with presentations of the Company's product line for the coming model year. Typically, the Company learns between April and June if its products have been specified on various OEM bike models and of OEM volume expectations per model, although such estimates are subject to significant adjustment throughout the year. Shipments are then made directly to OEMs or to their subcontractors (typically bicycle frame manufacturers located in Asia) beginning in the April-June quarter and peaking in the July-September quarter. OEM sales slow down in the second half of the Company's fiscal year and are principally comprised of OEM reorders, which the Company believes primarily reflect the popularity and sell-through rates of various OEM mountain bikes that incorporate ROCKSHOX components.

    Sales to distributors and IBDs generally trail the OEM process, with sales to distributors at their highest during the middle of the Company's fiscal year (August and September) and sales to dealers peaking during the following March and April. The Company currently has five distributors in the United States, all of whom are owned by OEM customers, and 40 additional distributors worldwide. Management believes that sales of the Company's products through OEM-owned distributors are an important revenue source for OEMs and further strengthen the Company's relationships with its major customers. Distributors purchase ROCKSHOX products for resale to IBDs and also provide worldwide servicing and marketing support for all of the Company's products. In the U.S., the Company generally sells directly to IBDs product quantities too small for third-party distributors to handle.

    As of March 31, 1997, the Company had approximately 30 people in sales and customer service functions. The Company's principal sales activities are based in San Jose, California. In addition, the Company has an independent sales representative based in Bern, Switzerland. The Company's customer service activities include a warranty program managed by an in-house technical support department in the U.S. and a distributor network of technicians outside the U.S.

    In fiscal 1997, approximately 55% of the Company's sales were to the Company's ten largest customers, certain of which (including Trek) purchase from the Company as both an OEM customer and a distributor. Sales to Trek accounted for more than 10% of the Company's net sales in fiscal 1997. At March 31, 1997, the Company's three OEM customers with the largest accounts receivable balances accounted for approximately 55%, of the Company's accounts receivable. The Company has no long-term contracts with any of its customers.

MARKETING

    Management believes that the Company's brand image, in combination with the performance features of its products, is an important element in the consumer's decision to purchase ROCKSHOX suspension as an accessory product and that its OEM customers recognize the strength of the ROCKSHOX brand name as a deciding factor in the consumer's choice of mountain bikes.

    The Company promotes and maintains its brand name through focused marketing efforts such as sponsorship of mountain bike racing teams, magazine advertising and editorial programs, IBD packaging and point of sale materials, participation in tradeshows and promotional clothing and merchandise. The Company's marketing department oversees all aspects of the promotion of the Company's products and brand name.

    The principal user of the Company's products is the mountain bike enthusiast between 19 and 34 years of age. To appeal to this market, the Company emphasizes the high performance features of its products as well as its affinity with the mountain biking culture. The goal of the Company's marketing efforts is to communicate both technical information and an offbeat and irreverent image.

    The sponsorship of mountain bike racing teams and racers is an important part of the Company's research and product development efforts as well as its marketing strategy. The Company believes that the association of its products with successful racers enhances its product development efforts as well as increasing consumer awareness of and demand for RockShox suspension products. The Company currently co-sponsors 20 world-class and over 50 junior and amateur race teams, many of which also have affiliations with OEMs. The Company's sponsorship agreements with racing teams generally are for a one-year term, and provide for a retainer plus contingent performance payments. The Company also provides free product and technical support for sponsored racers, including access to RockShox's technical service trucks that attend many of the major races in the U.S. and Europe. There can be no assurance that such racing teams will continue to be sponsored by the Company and use the Company's products on terms the Company deems acceptable, or that the Company will be able to attract new mountain bike racing teams to use its products in the future.

    The Company's products are advertised in a variety of U.S. and international consumer and trade bicycle publications, including BICYCLING, MOUNTAIN BIKE, MOUNTAIN BIKE ACTION, VELO NEWS and BICYCLE RETAILER, as well as on the World Wide Web. The Company's goal is to expand awareness of the ROCKSHOX brand name and to support product line segmentation with advertising campaigns built around the JUDY, INDY, DELUXE and other product lines.
The Company also seeks to increase RockShox' editorial exposure in bicycle print media by working closely with magazine editors. The Company's focus on editorial content has helped maintain high visibility for the ROCKSHOX brand name and the Company's products.

    The Company currently supports its brand name in the retail bike market by supplying unique packaging and point of sale displays to IBDs, as well as by providing brochures that are designed to help explain the technical performance features of its products. Materials are generally provided at cost or for free to distributors and IBDs. The Company also maintains a strong presence at national and international tradeshows. As part of its retail marketing efforts, the Company markets a line of mountain bike lifestyle clothing known as ROCKSHOX GARB. The clothing line includes T-shirts, cotton jerseys, jackets, vests and hats and is sold to distributors, bicycle shops and directly to consumers at race events.

    Sales and Marketing expenditures totaled approximately $1.8 million, $3.7 million and $4.6 million in fiscal years 1994, 1996 and 1997.

COMPETITION

    The markets for bicycle components, in general, and bicycle suspension products, in particular, are highly competitive. The Company competes with other bicycle component companies that produce suspension products for sale to OEMs, distributors and IBDs as well as with OEMs who produce their own line of suspension products for their own use and for sale through distributors and IBDs.

    The Company competes with several component companies that manufacture front suspension products, including, among others, Answer Products, Inc., a division of LDI, Ltd., which manufactures Manitou products ("Answer"), Rapid Suspension Technology USA, Inc. ("RST"), Marzocchi SpA ("Marzocchi"), SR Suntour USA, Inc., AMP Research Corp. ("Amp") and Girvin, Inc. ("Girvin") which is a subsidiary of K2 Incorporated ("K2"). The Company also competes with several component companies that manufacture rear shocks, including, among others, Fox Factory, Inc. ("Fox"), RST, Risse Racing Technology, Inc., Amp, Marzocchi and Girvin. The Company believes that it currently has the leading market share in front suspension forks.

    Over the past few years, Trek and Scott U.S.A. have discontinued their own lines of suspension products and have been specifying ROCKSHOX products on many of their mountain bike models. Today, Cannondale and K2, through its Girvin subsidiary, are the only major OEMs that have their own brand of suspension products, although Cannondale does use ROCKSHOX products on certain bike models. Both of these OEMs also make their suspension products available to the retail accessory market. In addition, Answer has introduced its own bicycle with Manitou-branded front and rear shocks.

    In order to build or retain its market share, the Company must continue to successfully compete in areas that influence the purchasing decisions of OEMs, distributors, IBDs and consumers, including design, price, quality, technology, distribution, marketing, style, brand image and customer service. There can be no assurance that any number of bicycle component manufacturers, OEMs or other companies, including those who are larger and have greater resources than the company and who currently do not provide bicycle suspension products or do so on a limited basis, will not become direct or more significant competitors of the Company. In addition, OEMs frequently design their bicycles to meet certain retail price points, and, as a result, may choose not to use a suspension product or may select a lower priced ROCKSHOX or competing product in order to incorporate other components in the bicycle's specifications that the OEM perceives as being desirable to the consumer. The Company could therefore face competition from existing or new competitors that introduce and promote suspension products or other bicycle components perceived by the bicycle industry or consumers to offer price or performance advantages to, or otherwise have greater consumer appeal than, the Company's products.

INTELLECTUAL PROPERTY

    The Company relies on a combination of patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology in order to secure and protect its intellectual property rights.

    The Company believes that, among other things, its brand name ROCKSHOX offers the Company a significant competitive advantage. In addition, the Company holds several trademark registrations in the United States and abroad for the ROCKSHOX mark and other marks in connection with many of the Company's products, and the Company may file additional applications for U.S. and foreign trademark protection in the future. There can be no assurance however that third parties have not or will not adopt or register marks that are the same or substantially similar to those of the Company, or that such third parties will not be entitled to use such marks to the exclusion of the Company. Selecting new trademarks to resolve such situations could involve significant costs, including the loss of goodwill already gained by the marks previously used.

    Several patents have been issued and several patent applications have been allowed, covering aspects of many of the Company's suspension products in the U.S. and abroad. The Company intends to continue to seek patent protection with respect to its technologies. There can be no assurance that the Company's present or future patents will adequately cover the Company's technologies, or that patents relating to such technologies will not be successfully challenged or circumvented by competitors.

    The Company intends to enforce vigorously its intellectual property rights in the event of infringements or misappropriations by third parties, and may be required to undertake litigation to do so. Any such litigation could result in substantial cost to and diversion of effort by the Company. In addition, due to considerations relating to, among other things, cost, delay or adverse publicity, there can be no assurance that the Company will elect to enforce its intellectual property rights in every instance.

    The Company has occasionally received, and may receive in the future, claims asserting infringement by the Company of intellectual property rights held by third parties. Currently, there are two patents and two trademark-related disputes involving alleged infringements by the Company. There can be no assurance that the Company is not infringing the intellectual property rights held by others, or that the Company will not be required to defend itself against claimed infringement of the rights of others. Such disputes may result in substantial cost to and diversion of effort by the Company, and could have a material adverse effect on the Company or its prospects.

ENVIRONMENTAL MATTERS

    The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage, transportation, treatment and disposal of solid and hazardous wastes) or (ii) impose liability for cleaning up or remediating contaminated property (or the costs therefor), including damages from, spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. The Company's manufacturing operations routinely involve the handling of chemicals and wastes, some of which are or may be regulated as hazardous substances. The Company has not incurred, and does not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, the Company believes that its environmental obligations will not have a material adverse effect on its operations or financial position.

GOVERNMENT REGULATION

    Bicycle suspension products are within the jurisdiction of the Consumer Product Safety Commission (CPSC) and other federal, state and foreign regulatory bodies. Under CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC, if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement or refund.

    In 1996, the CPSC sent a letter to major manufacturers and importers of mountain bikes as well as several suspension component manufacturers, including RockShox, expressing concern about reports of injuries and recall activity relating to failures of mountain bike suspension forks and urging manufacturers to participate in the development of voluntary safety performance standards for such suspension products through the American Society of Testing and Materials (the "ASTM"). While an employee of the Company is participating in the development of these standards by chairing an ASTM task force on bicycle suspension, such standards, if adopted, could increase the development and manufacturing costs of the Company's products, make the Company's products less desirable (by, for example, increasing the weight of the product) or favor a competitors product. The Company cannot predict whether standards relating to the Company's products or otherwise affecting the bicycle suspension industry will be adopted, no assurance can be given that the implementation of such standards will not have a material adverse effect on the Company or its prospects.

    Several local, state and federal authorities have recently considered substantial restrictions or closures of public trails to biking use, citing environmental concerns and disputes between mountain bikes and other trail users (including hikers). Such restrictions or closures, if implemented in a regional or widespread manner, could lead to a decline in the popularity of mountain biking, which could have a materiel adverse effect on the Company or its prospects.

    The Company is subject to federal, state and local environmental laws, regulations or ordinances. The Company has not incurred, and does not expect to incur, any significant expenditures or liabilities for environmental matters.
As a result, the Company believes that its environmental obligations will not have a material adverse effect on the Company or its prospects.

PRODUCT RECALL

    Bicycles and bicycle components, including suspension products, are frequent subjects of product recalls, corrective actions and manufacturers' bulletins. Since its founding in 1989, the Company has conducted one voluntary corrective action without CPSC involvement and three voluntary corrective actions in conjunction with the CPSC. None of these actions has been financially material to the Company.

    The number of suspension products sold by the Company has dramatically increased since the Company's founding in 1989, new product introductions are occurring frequently, and the Company's products may not have been used by riders for a period of time sufficient to determine all of the effects of prolonged use and the environment on such products. As a result, there can be no assurance that there will not be recalls, corrective actions or other activity voluntarily or involuntarily undertaken by the Company or involving the CPSC or other regulatory bodies on a more frequent basis or at a higher cost than in the past, involving past, current or future products, including those products previously subject to voluntary corrective action, any of which could have a material adverse effect on the Company or its prospects.

EMPLOYEES

    As of March 31, 1997, the Company employed approximately 375 full-time employees. In addition, the Company utilized approximately 60 occasional personnel in its assembly operations to meet production demand. The Company is not a party to any labor agreements and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be excellent and has never experienced a work stoppage.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S  BUSINESS AND FUTURE RESULTS

    This report contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and
uncertainties.   Forward-looking statements may also be in the registrant's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the registrant through its management may make oral forward-looking statements.

    Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe", "expect", "anticipate", "optimistic". "intend", "aim", "will" or similar expressions. Readers are cautioned not to place undue reliance on theses forward-looking statements, which speak only as of the date of which they are made. The registrant undertakes no obligation to update publicly or revise any forward-looking statements.

    Actual results are uncertain and may be impacted by the following factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to, among other things, revenues, expenses and operating results include, without limitation, cycles of dealer orders, general economic conditions and changing consumer trends, technological advances and the number and timing of new product introductions, shipments of products and componentry from foreign suppliers, the timing of operating and advertising expenditures and changes in the mix of products ordered by independent bicycle dealers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

    Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

    Important factors that could cause actual results to differ materially from the Company's forward-looking statements, as well as affect the Company's ability to achieve its financial and other goals, include, but are not limited to, the following:

- Any decline in general economic conditions, uncertainties regarding economic prospects or changes in other economic factors that affect consumer spending could have a material adverse effect on the Company's direct customers (OEMs, distributors, IBDs) and, therefore, on the Company or its prospects.

- Any material decline or prolonged lack of growth in the popularity of, or market demand for mountain bike front suspension forks, in general, or the Company's products, in particular, could have a material adverse effect on the Company or its prospects.

- The loss of, substantial decline in purchases of the Company's products by, or financial insolvency of, any of the Company's largest customers individually, or a number of the Company's other customers in the aggregate, could have a material adverse effect on the Company or its prospects.

- Any misjudgment by the Company or any of its OEM customers of the demand for any of its respective products could have a material adverse effect on the Company or its prospects.

- Unexpected difficulties encountered during expansion, or management's inability to respond effectively to or plan for such expansion, could have a material adverse effect on the Company or its prospects.

- The Company's lack of introduction of new products, or if introduced, the lack of commercial success of such products, could have a material adverse effect on the Company or its prospects.

- Competition from existing or new competitors of the Company that introduce and promote suspension products or other bicycle components perceived by the bicycle industry or consumers to offer price or performance advantages to other activity or that other wise have greater consumer appeal than the Company's products could have a material adverse effect on the Company or its prospectus.

- No assurance can be given that others will not assert rights in, or ownership of, and whether such assertions will be successfully rejected by the Company, patents, trademarks and other proprietary rights of RockShox. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

- Failure of a key supplier to meet the Company's product needs on a timely basis, loss of a key supplier or significant disruption in the Company's production or distribution activities for any other reason, including an earthquake or other catastrophic event, could have a material adverse effect on the Company or its prospects.

- Because the bicycle industry is, and many of the Company's OEM customers are, highly dependent on manufacturing in overseas locations, changes in economic conditions, currency exchange rates, tariff regulations, local content laws or other trade restrictions or political instability could adversely affect the cost or availability of products sold by or to the bicycle industry as a whole and the Company's OEM customers in particular, any of which could have a material adverse effect on the Company or its prospects.

- Due to the uncertainty as to the number of product liability claims or the nature and extent of liability for personal injuries and changes in the historical or future levels of insurance coverage or the terms or cost thereof, the Company's product liability insurance may not be adequate or available to cover product liability claims or the applicable insurer may not be solvent at the time of any covered loss, any of which could have a material adverse effect on the Company or its prospects.

- Adverse publicity relating to mountain bike suspension or mountain biking generally, or publicity associated with actions by the United States
    CPSC or others expressing concerns about the safety or function of the Company's products, other suspension products or mountain bikes, could have a material adverse effect on the Company or its prospects.

- There can be no assurance that there will not be product recalls, corrective actions or other activity voluntarily or involuntarily undertaken by the Company or involving the CPSC or other regulatory bodies, any of which could have a material adverse effect on the Company or its prospects.

- The loss of any member of the Company's senior management team and other key personnel, including certain members of its product development team, or the inability to attract, retain and motivate key personnel, could have a material adverse effect on the Company or its prospects.

ITEM 2.  PROPERTIES

    The Company's headquarters are located in an approximately 55,000 square foot building in San Jose, California, pursuant to a lease that expires in 2000. The Company leases three other facilities of approximately 15,000, 26,000 and 36,000 square feet in the San Jose, area, pursuant to leases that expire in 1997, 2000 and 2001, respectively. The Company leased a 100,000 square foot manufacturing facility in San Jose, commencing in May 1997 which expires in 2004. The Company also leases several smaller facilities. The Company believes that its existing facilities are adequate to meet its existing requirements.
The Company expects that it will need additional space or to relocate if its sales continue to grow.

ITEM 3.  LEGAL PROCEEDINGS

    As previously reported, on September 26, 1996, Answer Products, Inc. ("Answer") filed a compliant naming RockShox as the defendant in an action in the United States District Court for the Southern District of Indiana entitled ANSWER PRODUCTS, INC. v. ROCKSHOX, INC. (the "Indiana Action"). Answer's complaint in the Indiana Action alleges that certain RockShox suspension forks infringe a patent that was issued in 1995 and is exclusively licensed to Answer. The complaint seeks preliminary and permanent injunctive relief, destruction of the equipment used to make the allegedly infringing forks, and accounting, compensatory damages, treble damages, attorney' fees, interest and costs. The Company believes, after consultation with patent counsel, that it has meritorious defenses to Answer's claims in the Indiana Action.

    On September 27, 1996, RockShox commenced an action against Answer in the United States District Court for the Northern District of California entitled ROCKSHOX, INC. v. ANSWER PRODUCTS, INC. (the "California Action"). RockShox' complaint in the California Action seeks a declaratory judgment that the patent at issue in the Indiana Action is invalid, unenforceable and not infringed by RockShox, as well as preliminary and permanent injunctions against Answer, compensatory damages, attorneys' fees and costs. On October 21, 1996, Answer filed an answer to RockShox' complaint denying that RockShox was entitled to the relief requested in the California Action and requesting that the court declare the patent valid and infringed.

    On December 30, 1996, the Indiana Action was transferred to Federal Court in San Jose for consolidation with the California Action. Discovery in these cases is ongoing. (See Note 8 of Notes to Consolidated Financial Statements).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Since September 26, 1996, the Company's common stock has been listed on The NASDAQ Stock Market under the symbol "RSHX". The following table sets forth, for the periods indicated, the high and low sales prices of the Company's common stock, as reported on The NASDAQ Stock Market.

   Year Ended March 31, 1997                        High         Low
   -------------------------                        ----         ---
   Second Quarter (from September 26,1996)         $16.25       $15.00
   Third Quarter . . . . . . . . . .               $16.00       $10.62
   Fourth Quarter. . . . . . . . . .               $19.12       $13.50


    On June 16, 1997, the closing sales price per share of the Company's common stock as reported on The NASDAQ Stock Market was $14.50. On June 16, 1997, there were approximately 2,100 holders of the Company's common stock.

    During the Company's past two fiscal years, the Company's Board of Directors has not declared a cash dividend on the Company's Common Stock. The Company currently intends to retain future earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth below have been derived from the audited consolidated financial statements of the Company and the related notes thereto. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                  Three Months          Year
                                                                                     Ended              Ended
                                               Year Ended December 31,              March 31,          March 31,
                                       ------------------------------------      -------------  ----------------------
                                           1992          1993        1994           1995 (1)      1996          1997
                                         --------      --------    --------       ------------  --------      --------
STATEMENT OF OPERATIONS DATA (IN
THOUSANDS, EXCEPT PER SHARE DATA):
Net sales. . . . . . . . . . . . .      $  16,442    $  30,941   $  37,900      $  14,279      $  83,509   $  106,212
Cost of sales. . . . . . . . . . .         10,565       20,113      24,477          9,590         54,110       67,115
                                         ---------   ---------   ---------      ---------      ---------   ----------
    Gross profit . . . . . . . . .          5,877       10,828      13,423          4,689         29,399       39,097

Selling, general and administrative
  expenses . . . . . . . . . . . .          4,703        5,098       4,210          5,404         11,220       12,137
Research, development and
  engineering expense. . . . . . .            838        1,536       2,073          2,223          3,401        4,801
Non-recurring charge . . . . . . .            ---          ---         ---            ---            ---        6,580
                                         ---------   ---------   ---------      ---------      ---------   ----------
    Income (loss) from operations.            336        4,194       7,140         (2,938)        14,778       15,579
Interest and other expense, net. .             67           16           6             51          5,650        2,205
                                         ---------   ---------   ---------      ---------      ---------   ----------
    Income (loss) before income
       taxes . . . . . . . . . . .            269        4,178       7,134         (2,989)         9,128       13,374
Provisions for (benefit from)
  income taxes . . . . . . . . . .            104        1,521       2,420           (653)         3,464        5,149
                                         ---------   ---------   ---------      ---------      ---------   ----------
    Income (loss) before
       extraordinary loss. . . . .            165        2,657       4,714         (2,336)         5,664        8,225
Extraordinary loss, net of tax
  benefit of $885,000. . . . . . .            ---          ---         ---            ---            ---        1,328
                                         ---------   ---------   ---------      ---------      ---------   ----------
    Income (loss) before accretion            165        2,657       4,714         (2,336)         5,664        6,897
Accretion for dividends on
  mandatorily redeemable
  preferred stock. . . . . . . . .            ---          ---         ---            ---            357          185
                                         ---------   ---------   ---------      ---------      ---------   ----------
       Net income (loss) . . . . .      $     165    $   2,657   $   4,714      $  (2,336)      $  5,307   $    6,712
                                         ---------   ---------   ---------      ---------      ---------   ----------
                                         ---------   ---------   ---------      ---------      ---------   ----------
Income (loss) per share before
  extraordinary loss . . . . . . .      $    0.02    $    0.29   $    0.51      $   (0.25)       $  0.57   $     0.69
Loss per share from extraordinary
  item . . . . . . . . . . . . . .            ---          ---         ---            ---            ---        (0.11)
                                         ---------   ---------   ---------      ---------      ---------   ----------
       Net income (loss) per share      $    0.02    $    0.29   $    0.51      $   (0.25)       $  0.57   $     0.58
                                         ---------   ---------   ---------      ---------      ---------   ----------
                                         ---------   ---------   ---------      ---------      ---------   ----------
Cash dividend per share. . . . . .      $     ---          ---   $    0.03            ---            ---          ---
                                         ---------   ---------   ---------      ---------      ---------   ----------
                                         ---------   ---------   ---------      ---------      ---------   ----------
Shares used in per share
  calculation. . . . . . . . . . .          9,240        9,240       9,240          9,240          9,240       11,641
                                         ---------   ---------   ---------      ---------      ---------   ----------
                                         ---------   ---------   ---------      ---------      ---------   ----------

                                                   At December 31,                             At March 31
                                        ------------------------------------       ------------------------------------
                                           1992         1993         1994            1995 (1)     1996          1997
                                        ----------   ----------   ----------       ----------- ----------    ----------
BALANCE SHEET DATA (IN THOUSANDS):
Working capital. . . . . . . . . .       $    906     $  2,226    $  5,995        $  1,939      $  2,327    $  23,722
Total assets . . . . . . . . . . .          4,081        7,660      13,493          17,679        26,932       45,875
Total debt . . . . . . . . . . . .          1,146        1,345         998          48,500        44,500          ---
Mandatorily redeemable preferred
    stock. . . . . . . . . . . . .            ---          ---         ---           7,000         7,357          ---
Stockholders' equity (deficit) . .            167        2,774       7,188         (44,922)      (39,615)      31,561

(1) In 1995, the Company changed its fiscal year end from December 31 to March
    31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    RockShox is the worldwide leader in the design, manufacture and marketing of high performance bicycle suspension products. The Company's sales have grown from approximately $16.4 million in fiscal 1992 to $106.2 million in fiscal 1997. The Company believes that its growth has been the result of increasing market acceptance of bicycle suspension worldwide and, more specifically, growing demand for RockShox suspension products.

    Substantially all of the Company's historical revenues have been attributable to sales of mountain bike front suspension forks. The Company's two principal channels of distribution are: (i) sales to OEMs and (ii) sales to distributors and IBDs (the "retail accessory market"). A large portion of the Company's sales are to a small group of OEM customers.

    The Company has substantial export sales, a significant portion of which include products shipped to Asian manufacturing subcontractors for certain U.S.-based OEMs. The Company believes that a substantial portion of these products are ultimately shipped back to the U.S. and sold domestically by OEMs. The Company recognizes revenue upon shipment of the product and, to date, product returns have not been material.

    The Company's gross margins have remained relatively consistent over the past several years. While gross margins are generally higher on retail accessory market sales compared to OEM sales, OEM sales generate higher unit volume, which allows the Company an opportunity to capitalize on manufacturing efficiencies. Research, development and engineering costs are expensed as incurred.

    In 1995, the Company changed its fiscal year end from December 31 to March 31, which more closely corresponds to the Company's product model year and business cycle.

    In March 1995, the Company consummated the Recapitalization and in October 1996 the Company completed an Initial Public Offering ("IPO") (see
Note 1 of Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS:

    The following table sets forth operations data as a percentage of net sales for the periods indicated.

                                                             Year Ended
                                           Year Ended         March 31
                                          December 31,   ------------------
                                              1994         1996      1997
                                         --------------  --------  --------
Net Sales . . . . . . . . . . . . . .         100.0%       100.0%    100.0%
Cost of sales . . . . . . . . . . . .          64.6         64.8      63.2
Gross margin. . . . . . . . . . . . .          35.4         35.2      36.8
Selling, general and administrative
   expenses . . . . . . . . . . . . .          11.1         13.4      11.4
Research, development and
   engineering expenses . . . . . . .           5.5          4.1       4.5
Non-recurring charge. . . . . . . . .           ---          ---       6.2
Income from operations. . . . . . . .          18.8         17.7      14.7

    FISCAL YEAR ENDED MARCH 31, 1997 (FISCAL 1997) COMPARED TO FISCAL YEAR
 ENDED MARCH 31, 1996 (FISCAL 1996)     NET SALES.  Net sales for the year
ended March 31, 1997 increased by 27.2% to $106.2 million from $83.5 million in fiscal 1996. OEM sales increased in fiscal 1997 by 34.8% to $77.0 million compared to $57.1 million in fiscal 1996. Sales to the retail accessory market increased by 10.7% to $29.2 million compared to $26.4 million in fiscal 1996. These increases were principally due to demand for the Company's updated 1997 JUDY line and new INDY line of mid-priced forks, both of which began shipping during the first quarter of the 1997 fiscal year.

    Export sales, a significant portion of which included products shipped to Asian manufacturing subcontractors for certain U.S.-based OEMs, accounted for approximately 54.6% and 48.6% of net sales in fiscal 1997 and 1996, respectively.

    GROSS MARGIN. Gross margin (gross profit as a percentage of net sales) for fiscal 1997 increased to 36.8% compared to 35.2% for the prior year. The increase in gross margin was principally due to lower manufacturing costs resulting from the Company bringing in-house certain previously subcontracted manufacturing processes and an increased sales base for overhead absorption.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense for fiscal 1997 increased by 8.2% to $12.1 million (or approximately 11.4% of net sales) compared to $11.2 million (or approximately 13.4% of net sales) for fiscal 1996. The decrease of SG&A expense as a percent of net sales was principally due to certain fixed expenses being allocated over an increased sales base. SG&A expense for fiscal 1997 and 1996 included incremental amounts accrued under an incentive based bonus plan that was terminated as of the Company's IPO of $312,000 and $812,000, respectively. (See Note 6 of Notes to Consolidated Financial Statements.)

    RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSE. Research, development and engineering ("R&D") expense for fiscal 1997 increased by 41.2% to $4.8 million (or approximately 4.5% of net sales) compared to $3.4 million (or approximately 4.1% of net sales) for fiscal 1996. The increase in R&D expense was principally due to increased engineering headcount and certain other development expenses incurred in fiscal 1997 for new products. R&D expense for fiscal 1997 and 1996 included incremental amounts accrued under an incentive based bonus plan that was terminated as of the Company's IPO of $344,000 and $938,000, respectively. (See Note 6 of Notes to Consolidated Financial Statements.) Excluding these bonuses, R&D expense was approximately 4.2% and 2.9% of net sales in fiscal 1997 and fiscal 1996, respectively.


    NON-RECURRING CHARGE. The Company incurred a non-recurring charge during fiscal 1997 related to the termination of an incentive based bonus plan (the "Bonus Plan") with the Company's President and Vice President of Advanced Research upon completion of the Company's IPO. The non-recurring charge totaled $6.6 million. (See Note 6 of Notes to Consolidated Financial Statements.)

    INTEREST EXPENSE. The Company incurred interest expense (which included amortization of capitalized financing costs) of $2.7 million for fiscal 1997 compared to $5.8 million in fiscal 1996. The decrease was primarily due to the elimination of all outstanding debt upon the closing of the Company's IPO.

    INCOME TAX EXPENSE. The Company's effective tax rate for fiscal 1997 increased to 38.5% compared to 37.9% for fiscal 1996.

    INCOME BEFORE EXTRAORDINARY ITEM. Income before extraordinary item for fiscal 1997 was $8.2 million compared to $5.7 million for the prior year. Without considering the non-recurring charge, accretion for dividends on mandatorily redeemable preferred stock and extraordinary item discussed below, net income for fiscal 1997 would have been approximately $12.2 million (or $1.03 per share) compared to approximately $5.7 million or ($0.57 per share) for fiscal 1996.

    EXTRAORDINARY ITEM. During fiscal 1997, the Company recognized a non-recurring pre-tax charge, reflected as an extraordinary item, from the write-off of capitalized financing costs, totaling approximately $2.2 million in connection with the repayment of all of the Company's outstanding debt upon the closing of the Company's IPO.

    FISCAL YEAR ENDED MARCH 31, 1996 (FISCAL 1996) COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1994 (FISCAL 1994)

    NET SALES. Net sales increased by approximately 120.3% to $83.5 million in fiscal 1996 compared to $37.9 million in fiscal 1994. (Net sales increased by approximately 97.7% to $83.5 million in fiscal 1996 compared to $42.2 million for the twelve months ended March 31, 1995.) The increase in net sales was primarily due to higher unit volume in fiscal 1996 of both the Company's JUDY product, for which significant shipments began in late fiscal 1994, and QUADRA product line, which experienced increased demand during fiscal 1996. Sales to OEMs increased by approximately 133.2% to $57.1 million (or approximately 68.4% of net sales) in fiscal 1996 from $24.5 million (or approximately 64.6% of net sales) in fiscal 1994. Net sales to the retail accessory market increased by approximately 96.8% to $26.4 million (or approximately 31.6% of net sales) in fiscal 1996 from $13.4 million (or approximately 35.4% of net sales) in fiscal 1994.

    Export sales, a significant portion of which included products shipped to Asian manufacturing subcontractors for certain U.S.-based OEMs, accounted for approximately 48.6% and 49.4% of net sales in fiscal 1996 and fiscal 1994, respectively.

    GROSS MARGIN. Gross margin remained relatively constant at approximately 35.2% in fiscal 1996 compared to approximately 35.4% in fiscal 1994. Increases in facility expenses and provisions for warranty costs and inventory reserves in fiscal 1996 were largely offset by a greater absorption of fixed manufacturing costs due to the higher sales volumes in fiscal 1996 compared to fiscal 1994.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. SG&A expense increased by approximately 166.5% to $11.2 million (or approximately 13.4% of net sales) in fiscal 1996 from $4.2 million (or approximately 11.1% of net sales) in fiscal 1994 principally due to increased sales and marketing expenses, which related in part to an increase in headcount, provisions for uncollectible accounts receivable, an officer bonus of $1.1 million under the Bonus Plan in fiscal 1996 compared to discretionary bonuses paid to certain officers of approximately $800,000 in fiscal 1994 and certain severance provisions incurred in fiscal 1996. (See Note 6 of Notes to Consolidated Financial Statements.)

    RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSE. R&D expense increased by approximately 64% to $3.4 million (or approximately 4.1% of net sales) in fiscal 1996 compared to $2.1 million (or approximately 5.5% of net sales) in fiscal 1994. R&D expense included an officer bonus in fiscal 1996 of $1.1 million under the Bonus Plan, as discussed above, and a discretionary bonus in fiscal 1994 of approximately $800,000, which was paid to an officer of the Company. Excluding these bonuses, R&D expense was approximately 2.8% and 3.4% of net sales in fiscal 1996 and fiscal 1994, respectively. (See Note 6 of Notes to Consolidated Financial Statements.)

    INTEREST EXPENSE. The Company incurred interest expense (which included amortization of capitalized financing costs) of $5.8 million in fiscal 1996 compared to $21,000 in fiscal 1994. The increase was due to debt issued in connection with the Recapitalization that occurred in March 1995.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate increased to 37.9% in fiscal 1996 from 33.9% in fiscal 1994 primarily due to a decrease in research and development tax credits and higher state income taxes in fiscal 1996 compared to fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

    During the past two fiscal years, the Company has satisfied its operating cash needs, other than expenses related to the Recapitalization, principally through cash flow from operations. For the year ended March 31, 1997, net cash provided by operating activities was $7.1 million which was comprised of the net income of $6.9 million increased by non-cash charges for depreciation and amortization of $3.5 million and the write-off of capitalized financing costs of $2.2 million, offset by a net increase in working capital of $5.5 million. Currently, the Company requires most of its retail accessory market customers to pay by credit card or cash on delivery. The Company may change this policy in the future in response to competitive or other market conditions.

    Net cash used in investing activities was $6.6 million which principally consisted of acquisitions of property and equipment. Net cash provided by financing activities was $12.4 million which represented net proceeds from the Company's IPO of $64.5 million offset by repayment of all of the Company's debt totaling $44.5 million and the redemption of all of the Company's preferred stock for $7.5 million.

    Capital expenditures totaled $6.6 million for fiscal 1997 and $4.1 million for fiscal 1996. As of March 31, 1997 the Company had purchase commitments of approximately $2.5 million primarily for tooling and machinery to be used in manufacturing beginning in fiscal 1998, which commitments are expected to be funded by cash flow from operations.

    At March 31, 1997, the Company had cash of $14.7 million and working capital of $23.7 million. The Company believes that its current cash balances will be sufficient to provide operating liquidity for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

    During February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128, which supersedes Accounting Principle Board Opinion No. 15, is effective for periods, including interim periods, ending after December 15, 1997 and requires that prior periods be restated. The impact of the adoption of SFAS No. 128 on the financial statements of the Company has not yet been determined.

SELECTED QUARTERLY FINANCIAL DATA;  SEASONALITY

    The following table presents selected quarterly financial information (expressed in thousands, except per share data) for the last eight fiscal quarters. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting of normal recurring adjustments, that management considers necessary for a fair presentation of the results of such quarters. The operating results for any quarter are not necessarily indicative of the results for any entire year.

                                                                        Quarter Ended:
                           ---------------------------------------------------------------------------------------------------------
                            June 30,   September 30,  December 31,    March 31,   June 30,   September 30,  December 31,   March 31,
                             1995          1995           1995           1996       1996          1996          1996         1997
                          ----------   -------------  ------------    ---------  ---------   -------------  ------------   ---------
Net sales . . . . . . .   $  18,784     $  21,258      $  23,223    $  20,244   $  21,378     $  28,181      $  32,143     $  24,510
Gross profit. . . . . .       6,499         7,493          8,363        7,044       7,645        10,375         12,057         9,020
Operating income (loss)       3,088         3,976          5,337        2,377       3,486          (251)         7,846         4,498
Income (loss) before
  extraordinary loss. .         994         1,587          2,445          638       1,349          (940)         4,925         2,891
Net income (loss) . . .         994         1,587          2,445          638       1,349        (2,268)         4,925         2,891
                           ---------    ---------      ---------    ---------   ---------    ----------      ---------     ---------
                           ---------    ---------      ---------    ---------   ---------    ----------      ---------     ---------
Income (loss) per share
  before extraordinary
  loss. . . . . . . . .   $    0.10     $    0.16      $    0.26    $    0.06   $    0.14    $    (0.11)     $    0.35     $    0.21
Net income (loss) per
  share . . . . . . . .   $    0.10     $    0.16      $    0.26    $    0.06   $    0.14    $    (0.26)     $    0.35     $    0.21
                           ---------    ---------      ---------    ---------   ---------    ----------      ---------     ---------
                           ---------    ---------      ---------    ---------   ---------    ----------      ---------     ---------
Shares used in per share
  calculations. . . . .       9,240         9,240          9,240        9,240       9,240         9,240         14,026        14,059

    Because of the Company's rapid and substantial growth, historical quarterly operating results do not reflect management's expectations of future quarterly operating results. Management believes that future operating results will fluctuate on a quarterly basis due to a variety of factors, including seasonal cycles associated with the bicycle industry; the effects of weather conditions on consumer purchases; the timing of orders from OEMs, distributors and IBDs; the number and timing of new product introductions; and changes in the mix of products ordered and re-ordered by OEMs, distributors and IBDs. Management anticipates that the Company's sales will normally be lowest in its first and fourth fiscal quarters, which end on June 30 and March 31, respectively. (See Business--Certain factors that May Affect the Company's Business and Future Results).

INFLATION

    The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See "Index to Consolidated Financial Statements" on page 21 for a listing of the consolidated financial statements submitted as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 14, 1997 to be filed with the Securities and Exchange Commission within 120 days after March 31, 1997 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

    The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 14, 1997 to be filed with the Securities and Exchange Commission within 120 days after March 31, 1997 and is incorporated herein by reference.

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 14, 1997 to be filed with the Securities and Exchange Commission within 120 days after March 31, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 14, 1997 to be filed with the Securities and Exchange Commission within 120 days after March 31, 1997 and is incorporated herein by reference.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) See page 21 for a listing of financial statements submitted as part of this report.

     (2) The financial statements listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this report.

(a)  (3) The following exhibits are included in this report:

    2.        Form of Agreement and Plan of Merger between RSx Holdings, Inc.
              and RockShox, Inc. *

    3.1 Form of Amended and Restated Certificate of Incorporation of RockShox, Inc. *

    3.2       Form of Amended and Restated Bylaws of RockShox, Inc. *

    4         Form of Common Stock Certificate of RockShox, Inc. *

    10.1 Management Consulting Agreement, dated as of March 24, 1995, between TJC Management Corporation and RSx Holdings, Inc. *

    10.2 Form of Registration Rights Agreement among RockShox, Inc., Stephen Simons, Debra Simons, Paul Turner and other stockholders named therein. *

    10.3 Form of Amended and Restated Employment Agreement between RockShox, Inc. and Stephen Simons. *

    10.4 Form of Amended and Restated Employment Agreement between RockShox, Inc. and Paul Turner. *

    10.5 Noncompetition Agreement, dated March 24, 1995, between RSx Holdings, Inc. and Stephan Simons. *

    10.6 Noncompetition Agreement, dated March 24, 1995, between RSx Holdings, Inc. and Debra Simons. *

    10.7 Noncompetition Agreement, dated March 24, 1995, between RSx Holdings, Inc. and Paul Turner. *

    10.8 Consultant Agreement, dated January 1, 1994 by and between Simons & Susslin, Inc. and Stephen Simons. *

    10.9 Form of Lease, dated as of May 1, 1994 between Charcot Center Joint Venture and RockShox, Inc. *

    10.10 Form of First Amendment to Lease, dated as of August 15, 1994, between Charcot center Joint Venture and RockShox, Inc. *

    10.11 Form of Lease, dated as of October 1, 1995, between Whitecliffe I Apartments, Ltd. And RockShox, Inc. *

    10.12     Form of Indemnity Agreement. *

    10.13 Form of Lease, dated as of March 7, 1997, between S. Stephen Nakashima and RockShox, Inc.

    10.14     Amended and Restated RSx Holdings, Inc. 1996 Stock Plan. *

    10.15 Agreement, dated as of May 7, 1996, between RockShox, Inc. and Charles E. Noreen, Jr.

    11        Statement regarding computation of net income (loss) per share.

    21        List of Subsidiaries of RockShox, Inc. *

    23        Consent of Coopers & Lybrand L.L.P.

    27        Financial Data Schedule.


    ---------------------------------------------------------------------------
    * Previously filed with the Registration Statement on Form S-1 of ROCKSHOX, INC. (Registration No. 333-8069)

(b)      Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the fourth quarter of the Company's fiscal year ended March 31, 1997.

(c) See (a)(3) above for a listing of exhibits included as a part of this report

                                    ROCKSHOX, INC.

                                      FORM 10-K

                              ITEMS 8, 14 (a) AND 14 (d)


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


1.  Consolidated Financial Statements

    Report of Independent Accountants . . . . . . . . . . . . . . . . . .   21

    Consolidated Balance Sheets at March 31, 1996 and 1997  . . . . . . .   22

    Consolidated Statements of Operations for the Year Ended
        December 31, 1994, the Three Months Ended March 31,
        1995 and the Years Ended March 31, 1996 and 1997. . . . . . . . .   23

    Consolidated Statements of Stockholders' Equity (Deficit)
        for the Year Ended December 31, 1994 the Three Months
        Ended March 31, 1995 and the Years Ended March 31,
        1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .   24

    Consolidated Statements of Cash Flows for the Year Ended
        December 31, 1994 the Three Months Ended March 31, 1995
        and the Years Ended March 31, 1996 and 1997 . . . . . . . . . . .   25

    Notes to Consolidated Financial Statements. . . . . . . . . . . . . .   26


2.  Consolidated Financial Statement Schedule
    Schedule II -- Valuation and Qualifying Accounts. . . . . . . . . . .   37

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
RockShox, Inc.

    We have audited the accompanying consolidated balance sheets of RockShox, Inc. as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1994, the three month period ended March 31, 1995 and the years ended March 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RockShox, Inc. as of March 31, 1996 and 1997, the consolidated results of their operations and their cash flows for the year ended December 31, 1994, the three month period ended March 31, 1995 and the years ended March 31, 1996, and 1997 in conformity with generally accepted accounting principles.


                                       COOPERS & LYBRAND L.L.P.

San Jose, California
April 25, 1997

                                    ROCKSHOX, INC.

                             CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                        ASSETS

                                                                                       MARCH 31,
                                                                                       ---------
                                                                                  1996           1997
                                                                               ----------     ----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .         $  1,808      $  14,747
  Accounts receivable, net of allowance for doubtful accounts $1,432
   in 1996 and $1,589 in 1997. . . . . . . . . . . . . . . . . . . . . .            5,571          6,618
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,436         10,800
  Prepaid expenses and other current assets. . . . . . . . . . . . . . .              397          1,132
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .            3,805          4,739
                                                                               ----------     ----------
    Total  current assets. . . . . . . . . . . . . . . . . . . . . . . .           20,017         38,036
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . .            4,313          7,700
Capitalized financing costs, net . . . . . . . . . . . . . . . . . . . .            2,513            ---
Other  assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               89            139
                                                                               ----------     ----------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  26,932      $  45,875
                                                                               ----------     ----------
                                                                               ----------     ----------

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  1,769       $  3,459
  Accounts payable to related parties. . . . . . . . . . . . . . . . . .              494            ---
  Accrued incentive compensation payable to stockholders . . . . . . . .            2,125            ---
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           10,302         10,855
  Current portion of long-term bank debt . . . . . . . . . . . . . . . .            3,000            ---
                                                                               ----------     ----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . .           17,690         14,314
Long-term bank debt, net of current portion. . . . . . . . . . . . . . .           24,500            ---
Notes payable to related parties, net of current portion . . . . . . . .           17,000            ---
                                                                               ----------     ----------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           59,190         14,314
                                                                               ----------     ----------

Commitments and contingencies (Note 8).
Mandatorily redeemable preferred stock issued to stockholders, $1.00 par value:
  Authorized: 9,132 shares in 1996 and none in 1997;
  Issued and outstanding: 7,000 shares in 1996 and none in 1997;
  Redemption and liquidation value of $7,357 in 1996 and none in 1997. .            7,357            ---
                                                                               ----------     ----------

Preferred stock, $0.01 par value:
  Authorized:  10,000,000 shares
  Issued and outstanding:  none in 1996 and 1997 . . . . . . . . . . . .              ---            ---
Common stock, $0.01 par value:
  Authorized:  50,000,000 shares
  Issued and outstanding:  8,820,000 shares in 1996 and 13,620,000
    shares in 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .               88            136
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .              412         64,828
Distributions in excess of net book value. . . . . . . . . . . . . . . .          (45,422)       (45,422)
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,307         12,019
                                                                               ----------     ----------
    Total stockholders' equity (deficit) . . . . . . . . . . . . . . . .          (39,615)        31,561
                                                                               ----------     ----------
    Total liabilities, mandatorily redeemable preferred stock and
    stockholders' equity (deficit) . . . . . . . . . . . . . . . . . . .        $  26,932      $  45,875
                                                                               ----------     ----------
                                                                               ----------     ----------

     The accompanying notes are an integral part of these consolidated financial statements.

                                    ROCKSHOX, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS
                                     YEAR ENDED     ENDED         YEAR ENDED     YEAR ENDED
                                    DECEMBER 31,   MARCH 31,       MARCH 31,      MARCH 31,
                                       1994          1995            1996           1997
                                   ------------- ------------    ------------   ------------
Net sales. . . . . . . . . .      $   37,900     $   14,279     $   83,509     $  106,212
Cost of sales. . . . . . . .          24,477          9,590         54,110         67,115
                                   -----------    -----------    -----------    -----------
  Gross profit . . . . . . .          13,423          4,689         29,399         39,097
                                   -----------    -----------    -----------    -----------
Selling, general and
 administrative expense. . .           4,210          5,404         11,220         12,137
Research, development and
  engineering expense. . . .           2,073          2,223          3,401          4,801
Non-recurring charge . . . .             ---            ---            ---          6,580
                                   -----------    -----------    -----------    -----------
  Operating expenses . . . .           6,283          7,627         14,621         23,518
                                   -----------    -----------    -----------    -----------
  Income (loss) from
    operations . . . . . . .           7,140         (2,938)        14,778         15,579
Interest income. . . . . . .              15              7            136            492
Interest expense . . . . . .             (21)           (58)        (5,786)        (2,697)
                                   -----------    -----------    -----------    -----------
  Income (loss) before
    income taxes . . . . . .           7,134         (2,989)         9,128         13,374
Provision for (benefit from)
  income taxes . . . . . . .           2,420           (653)         3,464          5,149
                                   -----------    -----------    -----------    -----------
  Income (loss) before
    extraordinary loss . . .           4,714         (2,336)         5,664          8,225
Extraordinary loss from early
  extinguishment of debt, net of
  tax benefit of $885,000. .             ---            ---            ---          1,328
                                   -----------    -----------    -----------    -----------
    Net income (loss) before
       accretion . . . . . .           4,714         (2,336)         5,664          6,897
Accretion for dividends on
  mandatorily redeemable
  preferred stock. . . . . .             ---            ---            357            185
                                   -----------    -----------    -----------    -----------
    Net income (loss)
       available to common
       stockholders. . . . .        $  4,714      $  (2,336)      $  5,307       $  6,712
                                   -----------    -----------    -----------    -----------
                                   -----------    -----------    -----------    -----------

Income (loss) per share before
  extraordinary item . . . .       $  0.51         $  (0.25)       $  0.57        $  0.69
Loss per share from
  extraordinary item . . . .          ---            ---            ---             (0.11)
                                   -----------    -----------    -----------    -----------
    Net income (loss) per
       share . . . . . . . .         $  0.51       $  (0.25)       $  0.57        $  0.58
                                   -----------    -----------    -----------    -----------
                                   -----------    -----------    -----------    -----------
Cash dividend per share. . .         $  0.03         ---            ---            ---
                                   -----------    -----------    -----------    -----------
                                   -----------    -----------    -----------    -----------
Shares used in per share
  calculations . . . . . . .           9,240          9,240          9,240         11,641
                                   -----------    -----------    -----------    -----------
                                   -----------    -----------    -----------    -----------

     The accompanying notes are an integral part of these consolidated financial statements.

                                    ROCKSHOX, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    (IN THOUSANDS)

                                                                                      DISTRIBUTIONS
                                                COMMON STOCK            ADDITIONAL    IN EXCESS OF
                                          -------------------------      PAID-IN        NET BOOK       RETAINED
                                            SHARES         AMOUNT        CAPITAL         VALUE         EARNINGS        TOTAL
                                          ----------     ----------     ----------     ----------     ----------     ----------
Balances, January 1, 1994 . . . . . . .     8,820           $  1            ---            ---       $  2,773       $  2,774
  Dividends declared  . . . . . . . . .       ---            ---            ---            ---           (300)          (300)
  Net income. . . . . . . . . . . . . .       ---            ---            ---            ---          4,714          4,714
                                          ----------     ----------     ----------     ----------     ----------     ----------
Balances, December 31, 1994 . . . . . .     8,820              1            ---            ---          7,187          7,188
  Issuance of common stock. . . . . . .     8,820              1         $  499            ---            ---            500
  Recapitalization and
    distributions to stockholders . . .    (8,820)            86            (87)      $(45,422)        (4,851)       (50,274)
  Net loss. . . . . . . . . . . . . . .       ---            ---            ---            ---         (2,336)        (2,336)
                                          ----------     ----------     ----------     ----------     ----------     ----------
Balances, March 31, 1995. . . . . . . .     8,820             88            412        (45,422)           ---        (44,922)
  Accretion for dividends on
    mandatorily redeemable
    preferred stock . . . . . . . . . .       ---            ---            ---            ---           (357)          (357)
  Net income. . . . . . . . . . . . . .       ---            ---            ---            ---          5,664          5,664
                                          ----------     ----------     ----------     ----------     ----------     ----------
Balances, March 31, 1996. . . . . . . .     8,820             88            412        (45,422)         5,307        (39,615)
  Issuance of common stock in
    initial public offering . . . . . .     4,800             48         64,416            ---            ---         64,464
  Accretion for dividends on
    mandatorily redeemable
    preferred stock . . . . . . . . . .       ---            ---            ---            ---           (185)          (185)
  Net income. . . . . . . . . . . . . .       ---            ---            ---            ---          6,897          6,897
                                          ----------     ----------     ----------     ----------     ----------     ----------
Balances, March 31, 1997. . . . . . . .    13,620         $  136      $  64,828     $  (45,422)       $12,019        $31,561
                                          ----------     ----------     ----------     ----------     ----------     ----------
                                          ----------     ----------     ----------     ----------     ----------     ----------




     The accompanying notes are an integral part of these consolidated financial statements.

                                    ROCKSHOX. INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                                    YEAR        THREE MONTHS       YEAR          YEAR
                                                                    ENDED          ENDED           ENDED         ENDED
                                                                 DECEMBER 31,     MARCH 31,      MARCH 31,      MARCH 31,
                                                                     1994           1995           1996           1997
                                                                  ----------     ----------     ----------     ----------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . .          $  4,714      $  (2,336)      $  5,664       $  6,897
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization . . . . . . . . . . . .               193             78          1,746          3,467
   Write-off of capitalized financing costs. . . . . . .               ---            ---            ---          2,213
   Provision for doubtful accounts . . . . . . . . . . .               ---             32          1,518            175
   Provision for excess and obsolete inventories . . . .                69            ---          2,009            825
   Deferred income taxes . . . . . . . . . . . . . . . .              (388)        (1,010)        (2,298)          (934)
Changes in operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . . . . .            (2,874)           617         (1,699)        (1,222)
   Inventories . . . . . . . . . . . . . . . . . . . . .              (803)          (291)        (6,095)        (3,189)
   Prepaid expenses and other current assets . . . . . .              (268)           (68)            86           (735)
   Accounts payable and accrued liabilities. . . . . . .             1,738          1,835          7,589           (376)
                                                                  ----------     ----------     ----------     ----------
    Net cash provided by  (used in) operating activities             2,381         (1,143)         8,520          7,121
                                                                  ----------     ----------     ----------     ----------
Cash flows from investing activities:
   Purchase of property and equipment. . . . . . . . . .              (890)          (409)        (4,074)        (6,554)
   Other . . . . . . . . . . . . . . . . . . . . . . . .                (1)           129             52            (50)
                                                                  ----------     ----------     ----------     ----------
    Net cash used in investing activities. . . . . . . .              (891)          (280)        (4,022)        (6,604)
                                                                  ----------     ----------     ----------     ----------
Cash flows from financing activities:
   Proceeds from Initial Public Offering, net of expenses              ---            ---            ---         64,464
   Repayment of mandatorily redeemable preferred
    stock. . . . . . . . . . . . . . . . . . . . . . . .               ---            ---            ---         (7,542)
   Proceeds from issuance of bank debt . . . . . . . . .               ---         31,250            ---            ---
   Repayment of short-term borrowings and bank debt. . .               ---            ---         (3,750)       (27,500)
   Payment of financing costs. . . . . . . . . . . . . .               ---         (3,203)           ---            ---
   Repayment of notes payable to related  parties. . . .            (1,345)          (998)          (250)       (17,000)
   Issuance of notes payable to related  parties . . . .               998         11,250            ---            ---
   Proceeds from issuance of mandatorily redeemable
       preferred stock . . . . . . . . . . . . . . . . .               ---          3,000            ---            ---
   Payment of dividends. . . . . . . . . . . . . . . . .              (300)           ---            ---            ---
   Proceeds from issuance of common stock. . . . . . . .               ---            500            ---            ---
   Distributions related to reorganization . . . . . . .               ---        (40,274)           ---            ---
                                                                  ----------     ----------     ----------     ----------
    Net cash provided by (used in) financing activities.              (647)         1,525         (4,000)        12,422
                                                                  ----------     ----------     ----------     ----------
       Net increase in cash and cash equivalents . . . .               843            102            498         12,939
Cash and cash equivalents, beginning of period . . . . .               365          1,208          1,310          1,808
                                                                  ----------     ----------     ----------     ----------
       Cash and cash equivalents, end of period. . . . .          $  1,208       $  1,310       $  1,808      $  14,747
                                                                  ----------     ----------     ----------     ----------
                                                                  ----------     ----------     ----------     ----------
Supplemental disclosure of cash flow information:
   Income taxes paid . . . . . . . . . . . . . . . . . .            $3,232            ---         $4,180         $5,065
   Interest paid . . . . . . . . . . . . . . . . . . . .                21          $  21          4,939          3,599
   Non-cash distributions in excess of net book value -
    mandatorily redeemable preferred stock . . . . . . .               ---          4,000            ---            ---
   Non-cash distributions in excess of  net book value -
    junior subordinated notes. . . . . . . . . . . . . .               ---          6,000            ---            ---
   Accretion for dividends on  mandatorily redeemable
    preferred  stock . . . . . . . . . . . . . . . . . .               ---            ---            357            185




     The accompanying notes are an integral part of these consolidated financial statements.

                                    ROCKSHOX, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND EQUITY TRANSACTIONS:

    NATURE OF OPERATIONS:

    The Company designs, manufactures and markets high performance bicycle suspension products. During the fiscal year ended March 31, 1997, the Company marketed front suspension forks and rear shocks under its JUDY, INDY, QUADRA, MAG, and DELUXE product lines. The Company's products are primarily sold to bicycle manufacturers ("OEMs"), who incorporate ROCKSHOX branded components as part of new, fully assembled mountain bikes sold worldwide, and directly to independent bicycle dealers ("IBDs") and through distributors (together with IBDs, the retail accessory market). For the year ended December 31, 1994, the three months ended March 31, 1995, the years ended March 31, 1996 and 1997, approximately 65%, 62%, 68%, and 72% respectively, of the Company's total net sales were to OEMs. For the year ended December 31, 1994, the three months ended March 31, 1995, the years ended March 31, 1996 and 1997, approximately 35%, 38%, 32%, and 28% respectively, of the Company's total net sales were to the retail accessory market.

    RECAPITALIZATION AND INITIAL PUBLIC OFFERING:

    In October 1996, ROCKSHOX, INC., a Delaware corporation ("the Company") merged (the "Merger") with and into its parent company RSx Holdings, Inc. ("Holdings") and each share of common stock of RSx Holdings was converted into
88.2 shares of common stock of the Company. All share and per share data in the accompanying financial statements have been retroactively restated to reflect the Merger.

    Holdings was formed in March 1995 as a holding company which acquired all of the outstanding shares of capital stock of RockShox, Inc., a California corporation ("Old RockShox") and the predecessor of the Company, in a series of transactions that occurred on March 24, 1995. On March 24, 1995, the stockholders of Old RockShox transferred all of the outstanding shares of capital stock of Old RockShox to Holdings and RSx Acquisition Inc. ("Acquisition"). In exchange therefore, the stockholders of Old RockShox received consideration of $50,274,000, which consisted of $39,049,000 of cash, $6,000,000 aggregate principal amount of junior subordinated notes payable of Holdings ("junior notes"), $4,000,000 of non-convertible mandatorily redeemable Series B preferred stock of Holdings ("Series B Preferred Stock"), 50% of the common stock of Holdings and $1,225,000 paid to third parties for fees and expenses on behalf of the Old RockShox stockholders. Holdings then acquired all of the capital stock of Acquisition and contributed to Acquisition all of Holdings shares of capital stock of Old RockShox, whereupon Old RockShox became a wholly owned subsidiary of Acquisition. Old RockShox was then merged into Acquisition and Acquisition changed its name to ROCKSHOX, INC. The transactions described in this paragraph are collectively referred to as the Recapitalization.

    As part of the Recapitalization, MCIT PLC, an investment company organized under the laws of England and Wales ("MCIT"), and certain persons and entities affiliated with The Jordan Company ("Jordan") purchased the remaining 50% of the common stock of Holdings, $11,000,000 aggregate principal amount of senior subordinated notes payable of Holdings (senior notes and, together with the junior notes, subordinated notes) and $3,000,000 of non-convertible mandatorily redeemable Series A preferred stock of Holdings ("Series A Preferred Stock" and, together with the Series B Preferred Stock, "the Preferred Stock") for an aggregate purchase price of approximately $14,500,000. Acquisition also entered into a $36,000,000 bank credit facility in connection with the Recapitalization pursuant to which Acquisition borrowed $30,000,000 under a term loan, and was permitted to borrow up to $6,000,000 under a bank line of credit.

    The transaction was accounted for as a recapitalization and accordingly, no change in the accounting basis of Old RockShox assets has been made in the accompanying consolidated financial statements. The amount of consideration paid and securities issued to the stockholders of Old RockShox of $50,274,000 exceeded Old RockShox' net assets of $4,852,000 on the date of the Recapitalization by $45,422,000. This amount has been recorded within stockholders' equity as distributions in excess of net book value.

    On September 26, 1996, the Company priced an of 4.8 million shares of common stock, at $15.00 per share. The net proceeds to the Company were approximately $64.5 million after deducting the underwriting discount and offering expenses. From the net proceeds, $43 million was used to repay all of the Company's debt, $7.5 million was used to redeem all of Holding's outstanding Preferred Stock and accrued dividends, and $7.3 million was used to terminate an incentive bonus plan ("Bonus Plan") with the Company's President and Vice President of Advanced Research. The bonus termination fee, less accrued bonus payments, has been disclosed as a non-recurring charge in the fiscal 1997 Statement of Operations. The remaining net proceeds were used for working capital purposes.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION:
    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and amounts have been eliminated.

    FISCAL YEAR END:
    Effective March 31, 1995, the Company changed its fiscal year end from December 31 to March 31 to more closely correspond with the Company's product model year and business cycle.

    USE OF ESTIMATES:
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RISKS AND UNCERTAINTIES:
    Substantially all of the Company's historical revenues have been attributable to sales of mountain bike suspension products and, therefore, any material decline or prolonged lack of growth in the popularity of, or market demand for, mountain bike suspension forks or rear shocks, in general, or the Company's products, in particular, could have a material adverse effect on the Company or its prospects. The markets for bicycle components, in general, and bicycle suspension products, in particular, are highly competitive. In order to build or retain its market share, the Company must continue to successfully compete in the areas that influence the purchasing decisions of OEMs, distributors, IBDs and consumers, including design, price, quality, technology, distribution, marketing, style, brand image and customer service.

    The Company does not currently have long-term contracts with any of its vendors, nor does the Company currently have multiple vendors for all parts, tooling, supplies or services critical to the Company's manufacturing processes. Failure of a key supplier to meet the Company's product needs on a timely basis, loss of a key supplier or significant disruption in the Company's production or distribution activities for any other reason, including an earthquake or other catastrophic event, could have a material adverse effect on the Company or its prospects.

    While the Company is currently manufacturing its products only in the United States, the bicycle industry is, and many of the Company's OEM customers are, highly dependent on manufacturing in overseas locations. Changes in economic conditions, currency exchange rates, tariff regulations, local content laws or other trade restrictions or political instability ("International Conditions") could adversely affect the cost or availability of products sold by or to the bicycle industry as a whole and the Company's OEM customers in particular, any of which could have a material adverse effect on the Company or its prospects. In addition, insufficient international consumer demand for mountain bikes and related products, including the Company's products, whether due to changes in International Conditions, consumer preferences or other factors, could have a material adverse effect on the Company or its prospects.

    CARRYING VALUE OF FINANCIAL INSTRUMENTS:
    Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable and cash and cash equivalents. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values based on information available as of March 31, 1997 and 1996.

    CONCENTRATION OF CREDIT RISK:
    The Company performs ongoing credit evaluations, generally does not require collateral of its customers and maintains allowances for potential credit losses. At March 31, 1997, three OEM customers accounted for 32%, 13% and 10% of accounts receivable. At March 31, 1996, three OEM customers accounted for 32%, 16% and 13% of accounts receivable. (See Note 13 for concentrations of revenue.)

    CASH EQUIVALENTS:
    The Company considers all investments purchased with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. Substantially all cash balances are held in two financial institutions domiciled in the United States.

    INVENTORIES:
    Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

    PROPERTY AND EQUIPMENT:
    Property and equipment are recorded at cost and are depreciated over their estimated useful lives of one to seven years using the straight line method. Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less. Major additions and betterments are capitalized, while replacements, maintenance and repairs that do not improve or extend the life of the assets are charged to expense. In the period assets are retired or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss on disposal is included in results of operations.

    CAPITALIZED FINANCING COSTS AND EXTRAORDINARY ITEM:
    As discussed in Note 1, on September 26, 1996, the Company completed its IPO. In connection with the IPO the Company repaid all outstanding debt and terminated a $6 million bank line of credit. In connection with the extinguishment of this debt, the Company wrote off the unamortized balance of capitalized financing costs of $2.2 million as an extraordinary item, net of income tax benefit, in the accompanying Statement of Operations.

    Capitalized financing costs associated with the issuance of the bank debt and subordinated notes were being amortized over the terms of the related debt using the straight-line method for the line of credit and the interest method for the term loan and subordinated notes. Amortization expense for the years ended March 31, 1997 and 1996 was $300,000 and $690,000, respectively. There was no amortization expense for the year ended December 31, 1994 and the amount was immaterial for the three month period ended March 31, 1995.

    REVENUE RECOGNITION:
    The Company recognizes revenue, net of allowances for estimated returns, upon shipment of product.

    RESEARCH, DEVELOPMENT AND ENGINEERING:
    Research, development and engineering expenses are charged to operations as incurred.

    WARRANTY:
    All of the Company's suspension products are covered by a one-year limited warranty. Estimated future costs of repair, replacement or customer accommodation are accrued and charged to cost of sales based upon estimates of future product returns and repair costs derived from historical product sales information and analyses of historical data. In estimating the level of accrual, the Company's management makes assumptions relating to the level of product returns and costs of repair. Management reviews the adequacy of these assumptions based on historical experience.

    ADVERTISING COSTS:
    Advertising costs are charged to operations as incurred. Advertising costs were $594,000, $342,000, $1,089,000 and $1,590,000 for the year ended December
31, 1994, the three months ended March 31, 1995 and the years ended March 31, 1996 and 1997, respectively.

    INCOME TAXES:
    The Company's provisions for (benefit from) income taxes comprises its estimated tax liability currently payable and the change in its deferred income taxes. Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income.

    RECENT ACCOUNTING PRONOUNCEMENTS:
    During February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128, which supersedes Accounting Principle Board Opinion No. 15, is effective for periods, including interim periods, ending after December 15, 1997 and requires that prior periods be restated. The impact of the adoption of SFAS No. 128 on the financial statements of the Company has not yet been determined.

    COMPUTATION OF NET INCOME (LOSS) PER SHARE:
    Net income (loss) per share is computed using the weighted average number of common shares outstanding during the period and, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve months preceding the filing date of the Company's IPO are also included in the calculation as if the shares had been outstanding for all periods presented using the treasury stock method. For periods subsequent to the IPO, the Company has used the treasury stock method to compute earnings per share. Under this method the weighted average number of common shares outstanding during the period is added to the weighted average of all dilutive common equivalent shares outstanding during the period. All per share data has been restated to reflect the merger of the Company's former parent into the Company which was effected concurrent with the IPO.

    STOCK BASED COMPENSATION:
    The Company accounts for its stock option plan in accordance with provisions of the Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans and is effective for fiscal years beginning after December 15, 1995. The Company is continuing to account for its employee stock plan in accordance with the provisions of APB 25, and has provided pro forma disclosure in Note 10 as if the measurement provisions of SFAS No. 123 had been adopted.

    RECLASSIFICATIONS:
    Certain amounts in the prior periods' financial statements have been reclassified to conform to the fiscal 1997 presentation. These reclassifications did not change previously reported stockholders' equity (deficit) or net income (loss).

3.INVENTORIES (IN THOUSANDS):

                                          MARCH 31,
                                   -----------------------
                                     1996          1997
                                   ----------- -----------
Raw materials . . . . . . . . .     $  5,320     $  6,357
Finished goods. . . . . . . . .        3,116        4,443
                                   ----------- -----------
                                    $  8,436    $  10,800
                                   ----------- -----------
                                   ----------- -----------


    Any misjudgment by the Company or any of its OEM customers of the demand for any of its respective products may cause the Company's excess and obsolete inventory to exceed estimated allowances for such inventory.

4.  PROPERTY AND EQUIPMENT, NET (IN THOUSANDS):

                                          MARCH 31,
                                   -----------------------
                                     1996          1997
                                   ----------- -----------
  Computer equipment,
    furniture and fixtures . . . .  $  1,553     $  2,838
  Machinery and equipment. . . . .     1,627        3,107
  Tooling. . . . . . . . . . . . .     1,243        4,055
  Leasehold improvements . . . . .       251          273
                                   ----------- -----------
                                       4,674       10,273
  Less:  accumulated
    depreciation and amortization .   (1,493)      (3,818)
                                   ----------- -----------

  Construction in progress . . . .     1,132        1,245
                                   ----------- -----------
                                    $  4,313     $  7,700
                                   ----------- -----------


    Depreciation and amortization expense on property and equipment for the year ended December 31, 1994, the three months ended March 31, 1995 and the years ended March 31, 1996 and 1997 was $193,000, $78,000, $1,056,000 and
$3,167,000, respectively.

5.  ACCRUED LIABILITIES (IN THOUSANDS):

                                          MARCH 31,
                                   -----------------------
                                     1996          1997
                                   ----------- -----------
  Accrued payroll and benefits      $  1,401     $  2,200
  Accrued income taxes
    payable. . . . . . . . . . .       1,823          667
  Accrued warranty . . . . . . .       4,231        4,725
  Accrued interest payable . . .         902          ---
  Other. . . . . . . . . . . . .       1,945        3,263
                                   ----------- -----------
                                   $  10,302    $  10,855
                                   ----------- -----------
                                   ----------- -----------


    The Company had $4,231,000 and $4,725,000 in accrued warranty costs at March 31,1996 and March 31, 1997, respectively. There can be no assurance that such accrued liabilities may not change in the future or that future warranty costs for sales made through such dates will not be greater than the amounts accrued by the Company on its consolidated financial statements, either of which could have a material adverse effect on the Company or its prospects. No provision for these possible excess warranty costs has been recorded in the accompanying financial statements.

6.  RELATED PARTY TRANSACTIONS:

    CONSULTING AND EMPLOYMENT AGREEMENTS:
    In connection with the Recapitalization on March 24, 1995 (see Note 1), the Company entered into annual employment agreements (the "Employment Agreements" or the "Bonus Plan") with the Company's President and Vice President of Advanced Research, and a management consulting agreement (the "Consulting Agreement") with an affiliate of Jordan. These agreements were substantially terminated in connection with the Company's IPO.

    Each of Stephen W. Simons and Paul Turner entered into an employment agreement with the Company, dated as of March 24, 1995 (each, an "Employment Agreement"). Each Employment Agreement was for an initial one-year term and automatically renewed for additional one-year terms, not to exceed four one-year renewal terms in total, at the election of Messrs. Simons or Turner, as the case may be. Each Employment Agreement could be terminated by the Company for cause (as defined therein) or by Messrs. Simons or Turner, as the case may be, for good reason (as defined therein). Pursuant to his respective Employment Agreement, each of Messrs. Simons and Turner (i) received initial payments of

$2,820,000 and $1,880,000, respectively, (ii) received an annual salary of $250,000 and certain perquisites and (iii) was entitled to receive an annual payment under the Bonus Plan based upon the Company's operating results up to a maximum payment of $1.5 million for any one fiscal year during the period commencing April 1, 1995 and ending March 31, 2000, but not to exceed an aggregate of $5 million during such period. Aggregate incentive compensation earned under the Bonus Plan was $2,125,000 for the fiscal year ended March 31, 1996, of which $1,062,500 was included in selling, general and administrative expense and $1,062,500 was included in research and development expense in the statement of operations.

    Effective simultaneously with the closing of the IPO, the Company terminated the Employment Agreements, entered into amended and restated employment agreements with each of Messrs. Simons and Turner (each, an "Amended Employment Agreement") and recorded a non-recurring charge of approximately $6.6 million related to the termination of the Employment Agreements in fiscal 1997. The Amended Employment Agreements are substantially similar to the Employment Agreements, except that pursuant to the Amended Employment Agreements the Bonus Plan was terminated and, in consideration thereof, the Company paid to each of Messrs. Simons and Turner approximately $3.7 million. Each Amended Employment Agreement also provides that, for each fiscal year commencing April 1, 1996 during the term of the Amended Employment Agreement in which Messrs. Simons and Turner, as the case may be, has been an employee of the Company for the entire fiscal year, the Company will pay to Messrs. Simons or Turner a cash bonus of an amount not to exceed 100% and 50% respectively, of his annual salary of $250,000, based upon an evaluation of his duties and, in the case of Mr. Simons, upon the performance of the Company during the fiscal year. Aggregate incentive compensation earned under the Amended Employment Agreement was $375,000 in fiscal 1997, of which $250,000 was included in selling, general and administrative expense and $125,000 was included in research and development expense in the statement of operations.

    The Consulting Agreement is dated as of March 24, 1995 and generally continues until April 1, 2000. Under the terms of the Consulting Agreement, an affiliate of Jordan is entitled to a quarterly consulting fee of $62,500, potential fees relating to certain future transactions and reimbursement for any reasonable expenses. In connection with the Consulting Agreement, the Company paid $1,000,000 to an affiliate of Jordan for services rendered in connection with the IPO in October 1996.

    NOTES PAYABLE:
    In conjunction with the Company's IPO, the subordinated notes payable to stockholders were repaid in October 1996. (See Note 1.) Each of the subordinated notes bore interest at 13.5% per annum, with the interest payable semi-annually.

    INVENTORY PURCHASES:
    For the year ended December 31, 1994, the three months ended March 31, 1995 and the years ended March 31, 1996 and 1997, the Company paid $3,118,000, $1,271,000, $8,529,000 and $2,915,000 respectively, to a supplier of raw materials. Prior to March 18, 1994, the President of the Company owned 50% of the common stock of this supplier. The President sold such stock on March 18, 1994. The President provides consulting services to this supplier, in consideration of which the President receives payments of approximately 3% of this supplier's net sales (as defined), generally through 2002.

7.  BANK DEBT:

    In conjunction with the Company's IPO, the outstanding obligation was repaid in full on October 2, 1996. The term loan bore interest at a floating rate that changed depending on certain ratios, subject to a maximum annual borrowing rate, as defined in the agreement (8.56% at March 31, 1996).

8.  COMMITMENTS AND CONTINGENCIES:

    COMMITMENTS:
    The Company leases its manufacturing and sales facilities and certain of its equipment under noncancelable operating leases that expire at various times through 2004. Certain of these leases require escalating monthly payments and, therefore, periodic rent expense is being recognized on a straight-line basis. Under these leases, the Company is responsible for maintenance costs, including real property taxes, utilities and other cost. Also, certain of these leases contain renewal options.

    Total rent expense for these leases for the year ended December 31, 1994, the three months ended March 31, 1995, the years ended March 31, 1996 and 1997 was $292,000, $97,000, $520,000 and $876,000, respectively.

Following is a summary, by fiscal year, of future minimum lease payments under operating leases at March 31, 1997 (IN THOUSANDS):

    Fiscal Year                                    Total
    -----------
    1998 . . . . . . . . . . . . . . . . . .     $  1,496
    1999 . . . . . . . . . . . . . . . . . .        1,587
    2000 . . . . . . . . . . . . . . . . . .        1,624
    2001 . . . . . . . . . . . . . . . . . .        1,353
    2002 . . . . . . . . . . . . . . . . . .          670
    Thereafter . . . . . . . . . . . . . . .        1,452
                                                -----------
    Total minimum lease payments . . . . . .     $  8,182
                                                -----------
                                                -----------

    LEGAL PROCEEDINGS

    On September 26, 1996, Answer Products, Inc. ("Answer"), filed a compliant naming RockShox as the defendant in an action in the United States District Court for the Southern District of Indiana entitled ANSWER PRODUCTS, INC. v. ROCKSHOX, INC. (the "Indiana Action"). Answer's complaint in the Indiana Action alleges that certain RockShox suspension forks infringe a patent that was issued in 1995 and is exclusively licensed to Answer. The complaint seeks preliminary and permanent injunctive relief, destruction of the equipment used to make the allegedly infringing forks, and accounting, compensatory damages, treble damages, attorney' fees, interest and costs. The Company believes, after consultation with patent counsel, that it has meritorious defenses to Answer's claims in the Indiana Action.

    On September 27, 1996, RockShox commenced an action against Answer in the United States District Court for the Northern District of California entitled ROCKSHOX, INC. v. ANSWER PRODUCTS, INC. (the "California Action"). RockShox' complaint in the California Action seeks a declaratory judgment that the patent at issue in the Indiana Action is invalid, unenforceable and not infringed by RockShox, as well as preliminary and permanent injunctions against Answer, compensatory damages, attorneys' fees and costs. On October 21, 1996, Answer filed an answer to RockShox' complaint denying that RockShox was entitled to the relief requested in the California Action and requesting that the court declare the patent valid and infringed.

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

    In addition, the Company is involved in certain trademark and employment related legal matters in the ordinary course of business. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable. While the Company has accrued certain amounts for the estimated costs associated with defending these matters, there can be no assurance that the Answer complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company's financial position or results of operations, or without requiring royalty payments in the future which may adversely impact gross margins.

9.  MANDATORILY REDEEMABLE PREFERRED STOCK ISSUED TO STOCKHOLDERS:

    In connection with the Recapitalization in March 1995, Holdings issued 3,000 shares of Series A Preferred Stock and 4,000 shares of Series B Preferred Stock to Stockholders, both at a price of $1,000 per share. All of such Preferred Stock, together with accrued dividends, was redeemed for $7,542,000 from a portion of the proceeds of the IPO in October 1996.

10. STOCKHOLDERS' EQUITY:

    STOCK OPTION PLAN:

    In May 1996, Holding's Board of Directors adopted and Holding's stockholders approved the Amended and Restated RSx Holdings Inc. 1996 Stock Plan (such plan, as amended, "the Stock Plan"). The Stock Plan was assumed by the Company in the Merger. The Stock Plan provides for the issuance of up to a maximum of 979,020 shares of common stock pursuant to awards under the Stock Plan. The Company has reserved 979,020 shares of common stock for issuance under the Stock Plan. Under the Stock Plan, incentive stock options may be granted only to employees of the Company or any parent or subsidiary thereof, and non-statutory stock options and stock purchase rights may be granted to employees and directors of, and consultants to, the Company or any parent or subsidiary thereof.

    The exercise price of options is determined by the Board of Directors of RockShox upon the establishment thereof, provided that (i) an incentive stock option may not be granted with an exercise price less than the fair market value (as defined in the Stock Plan) of the common stock on the date of grant, (ii) an option granted to an optionee who, at the time of such grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any parent, subsidiary or predecessor of the Company may not have an exercise price less than 110% of the fair market value of the common stock as of the date of grant and (iii) a non-statutory stock option may not be granted with an exercise price less than 85% of the fair market value of the common stock on the date of grant.

    Unless otherwise provided in the option agreement, each option will become exercisable for 20% of the total number of shares of common stock subject to such option each year. Options expire no more than ten years after the date of grant, other than incentive stock options granted to an optionee who, at the time of such grant, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary of the Company, which will expire no more than five years from the date of grant. The following is a summary of activity of the Stock Plan for fiscal 1997:

                                 SHARES           NUMBER                                      WEIGHTED
                                AVAILABLE           OF         EXERCISE                        AVERAGE
OUTSTANDING OPTIONS             FOR GRANT         SHARES        PRICE        TOTAL              PRICE
-------------------            -----------       ---------   ----------- ------------        ---------
 Options reserved               979,020
 Options granted               (846,291)       846,291      $4.39-$15     $6,353,306          $7.05
 Options canceled                 7,750         (7,750)        $15          (116,250)        $15.00
                              ------------     -----------  -----------   --------------    ---------
 Balances,
   March 31, 1997               140,479        838,541      $4.39-$15     $6,237,056          $7.44

    At March 31, 1997, 227,618 outstanding options were exercisable under the Plan.

    As discussed in Note 2, the Company continues to account for the Stock Plan in accordance with ABP 25. Consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                                                                 1997
                                                                             ------------
   Net income available to common stockholders - as reported                   $6,712
   Net income available to common stockholders - pro forma                     $6,221
   Net income available to common stockholders - per share - as reported       $0.58
   Net income available to common stockholders- per share - pro forma          $0.54


                                                                                 1997
                                                                             ------------

   Income before extraordinary item - as reported                              $8,225
   Income before extraordinary item - pro forma                                $7,734
   Income before extraordinary item - per share - as reported                  $0.69
   Income before extraordinary item - per share - pro forma                    $0.65

    The above pro-form disclosures are not necessarily representative of the effects on reported net income for future years. The aggregate fair value and weighted average fair value per share of options granted in the years ended March 31, 1997 and 1996 were $1.9 million and none and $2.27 and none, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                                    1997
                                                -------------
         Risk-free interest rate . . . . . .      6.08%-6.27%
         Expected life . . . . . . . . . . .          3.5
         Expected dividends. . . . . . . . .          ---
         Expected volatility . . . . . . . .         0-58%

    The risk-free interest rate was calculated in accordance with the grant.

The options outstanding and currently exercisable by exercise price at March 31, 1997 were as follows:

                                                                         Options Currently
                             Options Outstanding                            Exercisable
                      ------------------------------    -----------------------------------------
                                        Weighted
                                        Average          Weighted                      Weighted
                                        Remaining        Average                       Average
  Exercise            Number            Contractual      Exercise     Number           Exercise
  Price               Outstanding       Life             Price        Exercisable      Price
-----------------    -----------        -----------     -----------   ------------    -----------
  $4.39-$4.69         596,316                8.70        $  4.43        214,038        $  4.41
  $13.75               28,950                9.75        $ 13.75             50        $ 13.75
  $15.00              213,275                8.09        $ 15.00         13,530        $ 15.00
                     -----------         -----------    -----------   ------------    -----------
                      838,541                8.32        $  7.44        227,618        $  5.04


11. INCOME TAXES:

    The components of the provision for (benefit from) income taxes, all of which arise from domestic income, are summarized as follows (IN THOUSANDS):

                                                                                Year
                                            Year        Three Months            Ended
                                            Ended          Ended               March 31,
                                         December 31,    March 31,     --------------------------
                                            1994           1995          1996           1997
                                         -----------     ----------    -----------    -----------
Current:
    State . . . . . . . . . .              $  558          $  45       $  1,127       $  1,133
    Federal . . . . . . . . .               2,250            312          4,635          4,950
                                         -----------     ----------    -----------    -----------
                                            2,808            357          5,762          6,083
                                         -----------     ----------    -----------    -----------

Deferred:
    State . . . . . . . . . .                 (48)          (150)          (281)          (121)
    Federal . . . . . . . . .                (340)          (860)        (2,017)          (813)
                                         -----------     ----------    -----------    -----------
                                             (388)        (1,010)        (2,298)          (934)
                                         -----------     ----------    -----------    -----------
                                         $  2,420        $  (653)      $  3,464       $  5,149
                                         -----------     ----------    -----------    -----------
                                         -----------     ----------    -----------    -----------

     The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the provision for (benefit from) income taxes reflected in the statements of operations are as follows:

                                                                                          Year
                                                    Year         Three Months             Ended
                                                    Ended           Ended               March 31,
                                                 December 31,     March 31,    --------------------------
                                                    1994            1995          1996            1997
                                                 ----------      ----------    ----------      ----------
United States statutory rate. . .                   34.0%         (34.0)%         35.0%          35.0%
States taxes, net of federal
  benefit . . . . . . . . . . . .                    4.6           (5.0)           5.1            5.0%
Other . . . . . . . . . . . . . .                   (4.7)          17.2           (2.2)          (1.5)%
                                                 ----------      ----------    ----------      ----------
                                                    33.9%         (21.8)%         37.9%          38.5%
                                                 ----------      ----------    ----------      ----------
                                                 ----------      ----------    ----------      ----------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (IN THOUSANDS):

                                                            March 31,
                                                     -----------------------
                                                         1996        1997
                                                     ----------- -----------
Allowance for doubtful accounts . . . . . . .         $    681    $    581
Allowance for excess and obsolete inventory .              685         979
Accrued warranty. . . . . . . . . . . . . . .            1,545       1,728
Accrued liabilities . . . . . . . . . . . . .              105         691
Other.. . . . . . . . . . . . . . . . . . . .              789         760
                                                     ----------- -----------
  Net deferred tax asset. . . . . . . . . . .         $  3,805    $  4,739
                                                     ----------- -----------
                                                     ----------- -----------

    No valuation allowance has been recorded as management believes the net deferred tax asset will be realized in future periods through carryback to prior years when the Company paid income taxes or through estimated future taxable income. The amount of the deferred tax asset that is realizable could be reduced in the near term if actual results differ significantly from estimates of future taxable income.

12. EMPLOYEE BENEFIT PLAN:

    The Company has established a defined contribution retirement plan that is intended to qualify under Section 401 of the Internal Revenue Code ("the Plan"). The Plan covers substantially all officers and employees of the Company.
Company contributions to the Plan are determined at the discretion of the Board of Directors. No Company contributions were made to the Plan for the year ended December 31, 1994, the three months ended March 31, 1995 or the year ended March 31, 1996. For the year ended March 31, 1997 Company contributions amounted to approximately $42,000.

13. BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION:

    The Company currently operates in one industry segment, the bicycle industry, for financial reporting purposes. Summarized below are the Company's export sales (including sales to domestic OEM's of products shipped to their overseas manufacturing subcontractors), all of which are denominated in U.S. dollars: (IN THOUSANDS)

                                                                Year
                                Year       Three Months         Ended
                                Ended         Ended           March 31,
                             December 31,   March 31,  -----------------------
                                1994          1995        1996         1997
                            -----------    ----------  ----------  -----------
Asia. . . . . . . .         $  10,563      $  2,800    $  22,813   $  31,013
Europe. . . . . . .             6,096         1,961       13,708      21,179
Other . . . . . . .             2,072           964        4,091       5,846
                            -----------    ----------  ----------  -----------
                            $  18,731      $  5,725    $  40,612   $  58,038
                            -----------    ----------  ----------  -----------
                            -----------    ----------  ----------  -----------

Revenues from individual customers in excess of 10% of net sales were as follows (IN THOUSANDS, EXCEPT PERCENT DATA):

                                                        Three Months
                                 Year Ended                 Ended                  Year Ended               Year Ended
                             December 31, 1994         March 31, 1995           March 31, 1996           March 31, 1997
                          -----------------------  -----------------------  -----------------------  -----------------------
  Customer                 Percent        Amount    Percent        Amount    Percent        Amount    Percent        Amount
------------------------  ------------   --------  ------------   --------  ------------   --------  ------------   --------
A . . . . . . . . .        10.7%        $4,061      14.5%         $2,073     17.9%        $14,950     20.0%         $21,262
B . . . . . . . . .           ---           ---     12.2%          1,737         ---            ---       ---            ---

                                     SCHEDULE II

                                    ROCKSHOX, INC.

                          VALUATION AND QUALIFYING ACCOUNTS

           YEAR ENDED DECEMBER 31, 1994, THREE MONTHS ENDED MARCH 31, 1995
                     AND THE YEARS ENDED MARCH 31, 1996 AND 1997
                                    (IN THOUSANDS)

                                           BALANCE AT     CHARGED TO     DEDUCTIONS       BALANCE
                                            BEGINNING      COSTS AND         AND         AT END OF
DESCRIPTION                                 OF PERIOD      EXPENSES      WRITE-OFFS       PERIOD
-----------                               ------------    -----------  -------------    -----------
As of December 31, 1994
Allowance for excess and
  obsolete inventory .................     $  ---            $69         $  (32)         $  37
Allowance for doubtful
  accounts ...........................         16            ---             --             16

As of March 31, 1995
Allowance for excess and
  obsolete inventory .................         37            ---            ---             37
Allowance for doubtful
  accounts ...........................         16             32             (7)            41

As of March 31, 1996
Allowance for excess and
  obsolete inventory .................         37          2,009            (37)         2,009
Allowance for doubtful
  accounts ...........................         41          1,518           (127)         1,432

As of March 31, 1997
Allowance for excess and
  obsolete inventory .................      2,009            825           (158)         2,676
Allowance for doubtful
  accounts ...........................      1,432            175            (18)         1,589

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ROCKSHOX, INC.


    Date:  June 26, 1997             By:  /s/ Charles E. Noreen, Jr.
                                            -------------------------------
                                               Charles E. Noreen, Jr.
                                                 Chief Financial Officer


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.




By:/s/ Stephen W. Simons         Director, Chairman of the        June 26, 1997
   ------------------------        Board, and President
       Stephen W. Simons           (Principal Executive Officer)



By: /s/ Charles E. Noreen, Jr.   Chief Financial Officer and      June 26, 1997
   ---------------------------    Secretary (Principal Financial
        Charles E. Noreen, Jr.    and Accounting Officer)



By: /s/ Paul H. Turner           Director                         June 22, 1997
   ------------------------
        Paul H. Turner



By: /s/ John W. Jordan II        Director                         June 19, 1997
   ------------------------
        John W. Jordan II



By: /s/  Adam E. Max             Director                         June 23, 1997
   ------------------------
         Adam E. Max



By: /s/ Michael R. Gaulke        Director                         June 21, 1997
   ------------------------
        Michael R. Gaulke



By: /s/ George Napier            Director                         June 23, 1997
   ------------------------
        George Napier