Form 10-Q
period 1997-06-30
ROCKSHOX INC
filed 1997-08-14
CIK 1017047

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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


                                  NO CHANGE
   -------------------------------------------------------------------------
     (Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES [ X ]         NO [  ]

As of July 24, 1997 there were 13,688,319 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 12 pages, of which this is page 1.

                                     INDEX


                                                                           Page
                                                                           ----
Part I:  Financial Information

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of
                June 30, 1997 and March 31, 1997.........................   3

               Condensed Consolidated Statements of Operations for the
                three months ended June 30, 1997 and 1996................   4

               Condensed Consolidated Statements of Cash Flows for the
                three months ended June 30, 1997 and 1996................   5

               Notes to Condensed Consolidated Financial Statements......   6

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................   8

Part II:  Other Information

     Item 1.   Legal Proceedings.........................................   9

     Item 6.  Exhibits and Reports on Form 8-K...........................  10

               (a)  Exhibit 11 - Statement regarding computation of net
                     income per share....................................  12

               (b) Reports on Form 8-K

                        None


Part I:  Item 1.

                                 ROCKSHOX, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)


                                                  June 30, 1997   March 31, 1997
                                                  -------------   --------------
Current assets:
    Cash and cash equivalents....................   $14,827        $14,747
    Trade accounts receivable, net of allowance
    of $1,407 and $1,589, respectively...........    10,348          6,618
    Inventories..................................    12,580         10,800
    Prepaid expenses and other current assets....       833          1,132
    Deferred income taxes........................     4,739          4,739
                                                  -------------   --------------
      Total current assets.......................    43,327         38,036
Property, plant and equipment, net...............    10,715          7,700
Other assets, net................................       139            139
                                                  -------------   --------------
    Total assets.................................  $ 54,181       $ 45,875
                                                  -------------   --------------
                                                  -------------   --------------

Current liabilities:
    Accounts payable.............................   $ 9,211        $ 3,459
    Other accrued liabilities....................     9,956         10,855
                                                  -------------   --------------
      Total current liabilities..................    19,167         14,314

Stockholders' equity
    Common stock.................................       137            136
    Additional paid-in capital...................    65,380         64,828
    Distributions in excess of net book value....   (45,422)       (45,422)
    Retained earnings............................    14,919         12,019
                                                  -------------   --------------
     Total stockholders' equity..................    35,014         31,561
                                                  -------------   --------------
       Total liabilities and stockholders'
        equity...................................  $ 54,181       $ 45,875
                                                  -------------   --------------
                                                  -------------   --------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I:  Item 1.

                                 ROCKSHOX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                      Three Months Ended
                                                June 30, 1997   June 30, 1996
                                                -------------   -------------
Net sales......................................     $24,706       $ 21,378
Cost of sales..................................      16,060         13,733
                                                -------------   -------------
  Gross profit.................................       8,646          7,645

Selling, general and
 administrative expense........................       2,963          2,916
Research, development
 and engineering expense.......................       1,309          1,243
                                                -------------   -------------
  Operating expenses...........................       4,272          4,159
                                                -------------   -------------
  Income from operations.......................       4,374          3,486

Interest income................................         193             49
Interest expense...............................         --          (1,341)
                                                -------------   -------------
  Income before income taxes...................       4,567          2,194

Provisions for income taxes....................       1,667            845
                                                -------------   -------------
  Net income before accretion..................       2,900          1,349

Accretions for dividends on mandatorily
 redeemable preferred stock....................         --              92
                                                -------------   -------------
  Net income available
   to common stockholders......................     $ 2,900        $ 1,257
                                                -------------   -------------
                                                -------------   -------------

Net income per share...........................     $  0.21        $  0.14
                                                -------------   -------------
                                                -------------   -------------

Shares used in per share calculation...........      14,048          9,240
                                                -------------   -------------
                                                -------------   -------------




The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I:  Item 1.


                                 ROCKSHOX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                   Three Months Ended
                                                             June 30, 1997     June 30, 1996
                                                             -------------     -------------
Cash flows from operating activities:
  Net income..............................................       $ 2,900          $ 1,349
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.........................           869              616
    Changes in operating assets and liabilities:
      Trade accounts receivable...........................        (3,730)            (164)
      Inventories.........................................        (1,780)             674
      Prepaid expenses and other current assets...........           299             (382)
      Accounts payable and accrued liabilities............         4,853            1,133
                                                             -------------     -------------
        Net cash provided by operating activities.........         3,411            3,226
                                                             -------------     -------------


Cash flows from investing activities:
  Purchases of property and equipment.....................        (3,884)          (1,354)
  Other...................................................           --               (16)
                                                             -------------     -------------
        Net cash used in investing activities.............        (3,884)          (1,370)
                                                             -------------     -------------

Cash flows from financing activities:

  Repayment of short-term borrowings and bank
   debt...................................................           --              (750)
  Proceeds from exercise of stock options.................           300              --
  Tax benefits from disqualifying dispositions
   of common stock........................................           253              --
                                                             -------------     -------------
        Net cash provided by (used in) financing
         activities.......................................           553             (750)
                                                             -------------     -------------

  Net increase in cash and cash equivalents...............            80            1,106

Cash and cash equivalents, beginning of period............        14,747            1,808
                                                             -------------     -------------

Cash and cash equivalents, end of period..................      $ 14,827          $ 2,914
                                                             -------------     -------------
                                                             -------------     -------------
Supplemental disclosure of non-cash transactions:
  Income taxes paid.......................................      $     40          $ 1,292
  Interest paid...........................................           --             1,741
  Accretion for dividends on mandatorily
   redeemable preferred stock.............................           --                92


The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I:  Item 1.

                                 ROCKSHOX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of ROCKSHOX, INC. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. The unaudited condensed, consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 1997 included in the Company's Annual Report on Form 10-K.

2.   INVENTORIES

The components of inventory are as follows (in thousands):


                                  June 30, 1997    March 31, 1997
                                  -------------    --------------
    Raw materials...............     $ 8,389         $ 6,357
    Finished goods..............       4,191           4,443
                                  -------------    --------------
                                     $12,580         $10,800
                                  -------------    --------------
                                  -------------    --------------


3.   NET INCOME PER SHARE AMOUNTS

     Net income per share is computed using the weighted average number of common shares outstanding during the period and, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve months preceding the filing date of the Company's Initial Public Offering (the "IPO") are also included in the calculation as if the shares had been outstanding for all periods presented using the treasury stock method. For periods subsequent to the IPO, the Company has used the treasury stock method to compute net income per share. Under this method the weighted average number of common shares outstanding during the period is added to the weighted average of all dilutive common equivalent shares outstanding during the period. All per share data has been restated to reflect the merger of the Company's former parent into the Company (the "Merger"), which was effected concurrent with the IPO.

4. CONTINGENCIES

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

     On September 27, 1996, RockShox commenced an action against Answer in the United States District Court for the Northern District of California entitled ROCKSHOX, INC. V. ANSWER PRODUCTS, INC. (the "California Action"). RockShox' complaint in the California Action seeks a declaratory judgement that the patent at issue in the Indiana Action is invalid, unenforceable and not infringed by RockShox, as well as preliminary and permanent injunctions against Answer, compensatory damages, attorneys' fees and costs. On
October 21, 1996, Answer filed an answer to RockShox' complaint denying that RockShox was entitled to the relief requested in the California Action and requesting that the court declare the patent valid and infringed.

     On December 30, 1996, the Indiana Action was transferred to Federal Court in San Jose for consolidation with the California Action. Discovery in these cases is ongoing. While the Company has estimated the cost of resolving this matter and has accrued such amounts in the accompnanying financial statements, due to the uncertainties surrounding litigation, the ultimate outcome of this matter is not determinable.

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

Part I:  Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

     Net sales. Net sales for the quarter ended June 30, 1997 increased by 15.6% to $24.7 million from $21.4 million for the corresponding period of the prior year. For the quarter ended June 30, 1997, OEM sales increased by 32.3% to $17.6 million compared to $13.3 million in the corresponding period of the prior year. This increase was principally due to demand for the Company's updated 1998 product lines, which began shipping during the first quarter of the 1998 fiscal year. Sales to the retail accessory market decreased in the quarter ended June 30, 1997 to $7.1 million compared to $8.1 million in the corresponding period of the prior year due to the timing of shipments.

     Gross margin. Gross margin (gross profit as a percentage of net sales) for the quarter ended June 30, 1997 decreased to 35.0% compared to 35.8% for the corresponding period of the prior year. The decrease in gross margin was principally due to certain start-up expenses associated with the change over to the 1998 product model year which occurred during the quarter ended June 30, 1997.

     Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the quarter ended June 30, 1997 increased by 1.6% to $3.0 million (or approximately 12.0% of net sales) compared to $2.9 million (or approximately 13.6% of net sales) in the corresponding period of the prior year. The decrease of SG&A expense as a percent of net sales was principally due to the termination of a bonus plan with founders of the Company, partially offset by increased sales and marketing expenses.

     Research, development and engineering expense. Research, development and engineering ("R&D") expense for the quarter ended June 30, 1997 increased by 5.3% to $1.3 million (or approximately 5.3% of net sales) compared to $1.2 million (or approximately 5.8% of net sales) in the corresponding quarter of the prior year. The increase in R&D expense was principally due to increased engineering headcount and certain other development expenses incurred for new products offset by the termination of a bonus plan with founders of the Company.


     Interest income (expense). For the quarter ended June 30, 1997 the Company incurred no interest expense and had interest income of $193,000 from its cash and cash equivalent balances. During the quarter ended June 30, 1996, the Company incurred net interest expense of $1.3 million (which included amortization of capitalized financing costs). The change was due to the elimination of the Company's outstanding debt upon the closing of the Company's IPO in October 1996.

     Income tax expense. The Company's effective tax rate for the first quarter of fiscal 1998 was 36.5% compared to 38.5% for the first quarter of fiscal 1997. The decrease was principally due to certain capital investment tax credits and a lower state tax rate.

Liquidity and Capital Resources:

     For the three months ended June 30, 1997, net cash provided by operating activities was $3.4 million which was comprised of net income of $2.9 million increased by non-cash charges for depreciation and amortization of $869,000, partially offset by a net increase in operating assets and liabilities of $358,000.

     Net cash used in investing activities was $3.9 million for the three months ended June 30, 1997 which consisted of acquisitions of property and equipment. Net cash provided by financing activities was $553,000 which consisted of proceeds and tax benefits from the exercise of employee stock options.

     At June 30, 1997, the Company had cash and cash equivalents of $14.8 million and working capital of $24.2 million. The Company believes that its current cash balances will be sufficient to provide operating liquidity for at least the next twelve months.

     Certain statements made in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other facts that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are discussed in detail in the Company's Annual Report on Form 10-K. Given these uncertainties, prospective and current investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K or this document.

Part II:  Other Information

Item 1.  Legal Proceedings

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

Part II:  Other Information

  Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits:
          2 Form of Agreement and Plan of Merger between RSx Holdings, Inc. and RockShox, Inc. *

          3.1 Form of Amended and Restated Certificate of Incorporation of RockShox, Inc.*

          3.2  Form of Amended and Restated Bylaws of RockShox, Inc. *

          4    Form of Common Stock Certificate of RockShox, Inc. *

         11    Statement regarding computation of net income (loss) per share.

         27    Financial Data Schedule.

     (b) Reports on Form 8-K:

               None

----------------------------------------------------------------
     * Previously filed with the Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ROCKSHOX, INC.



     Dated:  August 14, 1997                 /s/ Charles E. Noreen, Jr.
                                             ---------------------------
                                             Charles E. Noreen, Jr.
                                             Chief Financial Officer and
                                             Duly Authorized Officer