Form 10-Q
period 1997-09-30
ROCKSHOX INC
filed 1997-11-12
CIK 1017047

                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

                                    NO CHANGE
         --------------------------------------------------------------
         (Former name, former address and former fiscal year if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    YES [ X ]         NO [  ]

As of November 3, 1997 there were 13,757,231 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 14 pages, of which this is page 1.

                               ROCKSHOX, INC.

                                    INDEX

                                                                           Page
Part I:  Financial Information

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 1997
           and March 31, 1997. . . . . . . . .. . . . . . . . . . . . . . .  3

          Condensed Consolidated Statements of Operations for the three-
           and six-months ended September 30, 1997 and 1996 . . . . . . . .  4

          Condensed Consolidated Statements of Cash Flows for the
           six-months ended September 30, 1997 and 1996 . . . . . . . . . .  5

          Notes to Condensed Consolidated Financial Statements. . . . . . .  6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . . . . . . . . .  8

 Item 3.  Quantitative and Qualitative Disclosures about Market Risks . . . 10

Part II:  Other Information

 Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 10

 Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . 10

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 11

          (a)  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . 13

          (b)  Reports on Form 8-K

               None

Part I:  Item 1.

                               ROCKSHOX, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                         Sept. 30, 1997      March 31, 1997
                                                         --------------      --------------
                                                           (Unaudited)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .        $  9,899            $ 14,747
  Trade accounts receivable, net of allowance
    of $1,127 and $1,589, respectively . . . . . . . .          15,455               6,618
  Inventories. . . . . . . . . . . . . . . . . . . . .          14,702              10,800
  Prepaid expenses and other current assets. . . . . .             632               1,132
  Deferred income taxes. . . . . . . . . . . . . . . .           4,739               4,739
                                                              --------            --------
      Total current assets . . . . . . . . . . . . . .          45,427              38,036
Property, plant and equipment, net . . . . . . . . . .          12,777               7,700
Other assets . . . . . . . . . . . . . . . . . . . . .             211                 139
                                                              --------            --------
        Total assets . . . . . . . . . . . . . . . . .        $ 58,415            $ 45,875
                                                              --------            --------
                                                              --------            --------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . .        $ 10,369            $  3,459
  Accrued liabilities. . . . . . . . . . . . . . . . .           9,033              10,855
                                                              --------            --------
      Total current liabilities. . . . . . . . . . . .          19,402              14,314

Stockholders' equity:
Common stock . . . . . . . . . . . . . . . . . . . . .             138                 136
Additional paid-in capital . . . . . . . . . . . . . .          65,907              64,828
Distributions in excess of net book value. . . . . . .         (45,422)            (45,422)
Retained earnings. . . . . . . . . . . . . . . . . . .          18,390              12,019
                                                              --------            --------
      Total stockholders' equity . . . . . . . . . . .          39,013              31,561
                                                              --------            --------
        Total liabilities and stockholders' equity . .        $ 58,415            $ 45,875
                                                              --------            --------
                                                              --------            --------

               The accompanying notes are an integral part of
              these condensed consolidated financial statements.

Part I: Item 1.

                               ROCKSHOX, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                 (Unaudited)


                                                                Three Months Ended                        Six Months Ended
                                                        Sept. 30, 1997       Sept. 30, 1996       Sept. 30, 1997     Sept. 30, 1996
                                                        --------------       --------------       --------------     --------------
Net sales. . . . . . . . . . . . . . . . . . . . . . .      $28,878              $28,181              $53,584            $49,559
Cost of sales. . . . . . . . . . . . . . . . . . . . .       19,076               17,806               35,136             31,539
                                                            -------              -------              -------            -------
 Gross profit. . . . . . . . . . . . . . . . . . . . .        9,802               10,375               18,448             18,020

Selling, general and administrative expense. . . . . .        3,300                3,125                6,263              6,041
Research, development and  engineering expense . . . .        1,233                  921                2,542              2,164
Non-recurring charge . . . . . . . . . . . . . . . . .           --                6,580                   --              6,580
                                                            -------              -------              -------            -------
 Operating expenses. . . . . . . . . . . . . . . . . .        4,533               10,626                8,805             14,785
                                                            -------              -------              -------            -------
 Income (loss) from operations . . . . . . . . . . . .        5,269                 (251)               9,643              3,235

Interest income. . . . . . . . . . . . . . . . . . . .          155                   52                  348                101
Interest expense . . . . . . . . . . . . . . . . . . .           --               (1,329)                  --             (2,670)
                                                            -------              -------              -------            -------
 Income (loss) before taxes and extraordinary item . .        5,424               (1,528)               9,991                666

Income tax benefit (expense) . . . . . . . . . . . . .       (1,953)                 588               (3,620)              (257)
                                                            -------              -------              -------            -------
 Income (loss) before extraordinary item . . . . . . .        3,471                 (940)               6,371                409

Extraordinary loss from early extinguishment
 of debt (net of tax benefit of $885)  . . . . . . . .           --               (1,328)                  --             (1,328)
                                                            -------              -------              -------            -------

 Income (loss) before accretion. . . . . . . . . . . .        3,471               (2,268)               6,371               (919)

Accretion for dividends on mandatorily redeemable
 preferred stock . . . . . . . . . . . . . . . . . . .           --                  (92)                  --               (184)
                                                            -------              -------              -------            -------
 Net income (loss) available to common stockholders. .      $ 3,471             $ (2,360)             $ 6,371            $(1,103)
                                                            -------              -------              -------            -------
                                                            -------              -------              -------            -------

Income (loss) per share before extraordinary item. . .      $  0.25             $  (0.11)             $  0.45            $  0.03

Loss per share from extraordinary item . . . . . . . .           --                (0.15)                  --              (0.15)
                                                            -------              -------              -------            -------

 Net income (loss) per share . . . . . . . . . . . . .      $  0.25             $  (0.26)             $  0.45            $ (0.12)
                                                            -------              -------              -------            -------
                                                            -------              -------              -------            -------

Shares used in per share calculations. . . . . . . . .       14,057                9,240               14,053              9,240
                                                            -------              -------              -------            -------
                                                            -------              -------              -------            -------

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

PART I: ITEM 1.
                                ROCKSHOX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                        Six Months Ended
                                                                Sept. 30, 1997   Sept. 30, 1996
                                                                --------------   --------------
Cash flows from operating activities:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .      $  6,371         $  (919)

Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . .          2,131           1,616
    Write-off of capitalized financing costs. . . . . . . . . .            ---           2,213
    Provisions for excess and obsolete inventory. . . . . . . .            270             724
Changes in operating assets and liabilities:
    Trade accounts receivable . . . . . . . . . . . . . . . . .         (8,837)         (3,521)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . .         (4,172)         (2,945)
    Prepaid expenses and other current assets . . . . . . . . .            500          (2,121)
    Accounts payable and accrued liabilities. . . . . . . . . .          5,088          12,164
                                                                     ---------        --------
    Net cash provided by operating activities . . . . . . . . .          1,351           7,211
                                                                     ---------        --------
Cash flows from investing activities:
Purchases of property and equipment. . . . . . . . . . . . . . .        (7,205)         (3,003)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (75)            (16)
                                                                     ---------        --------
   Net cash used in investing activities . . . . . . . . . . . .        (7,280)         (3,019)
                                                                     ---------        --------
Cash flows from financing activities:
Repayment of short-term borrowings and bank debt . . . . . . . .           ---          (1,500)
Proceeds from exercise of stock options. . . . . . . . . . . . .           606             ---
Tax benefits from disqualifying dispositions of common stock . .           475             ---
                                                                     ---------        --------
   Net cash provided by (used in) financing
     activities. . . . . . . . . . . . . . . . . . . . . . . . .         1,081          (1,500)
                                                                     ---------        --------
   Net increase (decrease) in cash and cash equivalents. . . . .        (4,848)          2,692
Cash and cash equivalents, beginning of period . . . . . . . . .        14,747           1,808
                                                                     ---------        --------
Cash and cash equivalents, end of period . . . . . . . . . . . .      $  9,899        $  4,500
                                                                     ---------        --------
                                                                     ---------        --------
Supplemental disclosure of non-cash transactions:
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . .      $  1,453          $  907
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . .           ---             587
Accretion for dividends on mandatorily redeemable
 preferred stock . . . . . . . . . . . . . . . . . . . . . . . .           ---             184

                    The accompanying notes are an integral part of
                  these condensed consolidated financial statements.

PART I: ITEM 1.

                                ROCKSHOX, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.   BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements of ROCKSHOX, INC. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three- and six-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. The unaudited condensed, consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 1997 included in the Company's Annual Report on Form 10-K.

2. INVENTORY:

The components of inventory are as follows (in thousands):

                                   Sept. 30, 1997     March 31, 1997
                                   --------------     --------------
 Raw materials . . . . . . . . .        $10,167            $ 6,357
 Finished goods. . . . . . . . .          4,535              4,443
                                     ----------          ---------
                                        $14,702           $ 10,800
                                     ----------          ---------
                                     ----------          ---------

3. NET INCOME (LOSS) PER SHARE AMOUNTS:

     Net income (loss) per share is computed using the weighted average number of common shares outstanding during the period and, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve months preceding the filing date of the Company's initial public offering (the "IPO") have been included in the calculation of the number of shares used to determine net income (loss) per share as if the shares had been outstanding for the three- and six-month periods ended September 30, 1996 using the treasury stock method. For periods subsequent to the IPO, the Company has used the treasury stock method to compute net income per share. Under this method, the weighted average number of common shares outstanding during the period is added to the weighted average of all dilutive common equivalent shares outstanding during the period. All per share data has been restated to reflect the merger of the Company's former parent into the Company (the "Merger"), which was effected concurrent with the IPO.

PART I: ITEM 1.

                                ROCKSHOX, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


4. CONTINGENCIES:

     As previously reported, on September 26, 1996, Answer Products, Inc. ("Answer"), filed a complaint naming RockShox as the defendant in an action in the United States District Court for the Southern District of Indiana entitled ANSWER PRODUCTS, INC. V. ROCKSHOX, INC. (the "Indiana Action"). Answer's complaint in the Indiana Action alleges that certain RockShox suspension forks infringe a patent that was issued in 1995 and is exclusively licensed to Answer. The complaint seeks preliminary and permanent injunctive relief, destruction of the equipment used to make the allegedly infringing forks, and accounting, compensatory damages, treble damages, attorney' fees, interest and costs. The Company believes, after consultation, that it has meritorious defenses to Answer's claims in the Indiana Action.

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

      On December 30, 1996, the Indiana Action was transferred to Federal Court in San Jose for consolidation with the California Action. On
September 3, 1997, Answer filed a motion seeking leave to amend its answer in the California Action to add claims under three additional patents purportedly owned by Answer. The Court has not yet set a briefing schedule on Answer's motion to amend. Discovery in these cases is ongoing. While the Company has estimated the cost of resolving this matter and has accrued such amounts in the accompanying financial statements, due to the uncertainties surrounding litigation, the ultimate outcome of this matter is not determinable.

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

5. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards of disclosure and financial statement display for reporting total comprehensive income and its individual components. It is effective for the Company's fiscal year ending March 31, 1999.

     The Company is studying the implication of this new statement and the impact of its implementation on its financial statements.

PART I:   ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

    Net sales. Net sales for the quarter ended September 30, 1997 increased by 2.5% to $28.9 million from $28.2 million for the corresponding period of the prior year. Net sales for the six months ended September 30, 1997 increased by 8.1% to $53.6 million compared to $49.6 million for the corresponding period of the prior year. For the quarter ended September 30, 1997, OEM sales declined by 8.7% to $21.6 million compared to $23.7 million for the corresponding period of the prior year due to reduced volume from OEM customers reflecting soft demand for mountain bikes principally in the U.S. market. For the six months ended September 30, 1997, OEM sales increased by 6.1% to $39.2 million compared to $37.0 million for the corresponding period of the prior year. Sales to the retail accessory market increased in the quarter ended September 30, 1997 by 6.2% to $7.3 million compared to $4.5 million for the corresponding period of the prior year, reflecting a shift in the seasonal pattern of dealer ordering as well as demand for the 1998 model
year product lines in the aftermarket.   For the six months ended September
30, 1997, sales to the retail accessory market increased by 14.1% to $14.4 million from $12.6 million for the corresponding period of the prior year. The Company believes that net sales for the second half of the fiscal year ending March 31, 1998 will be below the levels for the corresponding period of the prior year principally due to continued soft demand for mountain bikes as discussed above.

    Gross margin. Gross margin (gross profit as a percentage of net sales) for the quarter ended September 30, 1997 decreased to 33.9% compared to 36.8% for the corresponding period of the prior year. For the first six months of this year, gross margin decreased to 34.4% compared to 36.4% for the corresponding period of the prior year. The decreases in gross margin were primarily due to fixed overhead costs not being fully absorbed due to lower than anticipated sales and some manufacturing inefficiencies encountered during the first two quarters of fiscal 1998. The Company believes that gross margins will continue to be below the levels recorded in the corresponding period of the prior year for the second half of the fiscal year ending March 31, 1998.

    Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the quarter ended September 30, 1997 increased by 5.6% to $3.3 million (or approximately 11.4% of net sales) compared to $3.1 million (or approximately 11.1% of net sales) in the corresponding period of the prior year. SG&A expense for the six months ended September 30, 1997 increased by 3.7% to $6.3 million (or approximately 11.7% of net sales) compared to $6.0 million (or approximately 12.2% of net sales) for the corresponding period of the prior year.

    Research, development and engineering expense. Research, development and engineering ("R&D") expense for the quarter ended September 30, 1997 increased by 33.9% to $1.2 million (or approximately 4.3% of net sales) compared to $921,000 (or approximately 3.3% of net sales) for the corresponding period of the prior year. R&D expense for the six months ended September 30, 1997 increased by 17.5% to $2.5 million (or approximately 4.7% of net sales) compared to $2.2 million (or approximately 4.4% of net sales) for the corresponding period of the prior year. The increase in R&D expense was principally due to increased engineering headcount and related expenses and certain development expenses incurred for new products.

    Non-recurring charge. In the quarter ended September 30, 1996, the Company incurred a non-recurring charge of $6.6 million related to the termination of an incentive based bonus plan with the Company's President and Vice President of Advanced Research.

    Interest income (expense). For the three-and six-month periods ended September 30, 1997 the Company incurred no interest expense and had interest income of $155,000 and $348,000, respectively, from its cash and cash equivalent balances. During the three- and six-month periods ended September 30, 1996, the Company incurred net interest expense of $1.3 million and $2.6 million, respectively (which included the amortization of capitalized financing costs). The change was due to the elimination of the Company's outstanding debt upon the closing of the Company's IPO in October 1996.

    Income tax expense. The Company's effective tax rate for the six months ended September 30, 1997 was 36.2% compared to 38.5% for the corresponding period of the prior year. The decrease was principally due to certain capital investment tax credits and a lower state tax rate.

    Extraordinary item. In the quarter ended September 30, 1996, the Company recognized a one-time pre-tax charge, reflected as an extraordinary item, from the write-off of capitalized financing costs, totaling approximately $2.2 million before income taxes, in connection with the repayment of all of the Company's outstanding debt that occurred on October 2, 1996 upon the closing of the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES:

    For the six months ended September 30, 1997, net cash provided by operating activities was $1.4 million, which was comprised of net income of $6.4 million increased by non-cash charges for depreciation and amortization of $2.1 million, provisions for inventory of $270,000, and an increase of $5.1 million in accounts payable and accrued liabilities, offset by increases of $8.8 million in trade accounts receivable and $4.2 million in inventories.

    For the six months ended September 30, 1997, net cash used in investing activities was $7.3 million, which principally consisted of acquisitions of property and equipment. Net cash provided by financing activities was $1.1 million, which consisted of proceeds and tax benefits from the exercise of employee stock options.

    At September 30, 1997, the Company had cash and cash equivalents of $9.9 million and working capital of $26.0 million. The Company believes that its current cash balances will be sufficient to provide operating liquidity for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS:

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards of disclosure and financial statement display for reporting total comprehensive income and its individual components. It is effective for the Company's fiscal year ending March 31, 1999.

    The Company is studying the implication of this new statement and the impact of its implementation on its financial statements.

FORWARD LOOKING STATEMENTS:

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

YEAR 2000:

    The Company expects the cost of upgrading its computer systems to be year 2000 compliant will be immaterial.

ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISKS

              None applicable

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    As previously reported, on September 26, 1996, Answer Products, Inc. ("Answer"), filed a complaint naming RockShox as the defendant in an action in the United States District Court for the Southern District of Indiana entitled ANSWER PRODUCTS, INC. V. ROCKSHOX, INC. (the "Indiana Action"). Answer's complaint in the Indiana Action alleges that certain RockShox suspension forks infringe a patent that was issued in 1995 and is exclusively licensed to Answer. The complaint seeks preliminary and permanent injunctive relief, destruction of the equipment used to make the allegedly infringing forks, and accounting, compensatory damages, treble damages, attorney' fees, interest and costs. The Company believes, after consultation, that it has meritorious defenses to Answer's claims in the Indiana Action.

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

    On December 30, 1996, the Indiana Action was transferred to Federal Court in San Jose for consolidation with the California Action.

    On September 3, 1997, Answer filed a motion seeking leave to amend its answer in the California Action to add claims under three additional patents purportedly owned by Answer. The Court has not yet set a briefing schedule on Answer's motion to amend. Discovery in these cases is ongoing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On August 14, 1997, the Company held its first annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders re-elected the Company's Board of Directors in its entirety. Specifically, 12,954,034 votes were cast for the election of Stephen W. Simons and 12,985 votes were withheld for Mr. Simons' election; and 12,954,934 votes were cast for the election of each of Paul Turner, John W. Jordan II, Adam E. Max, Michael R. Gaulke and George Napier, and 12,085 votes were withheld for each of such other persons. Also at the Annual Meeting, the Company's stockholders approved Amendment No. 1 to the Company's 1996 Stock Plan (the "1996 Stock Plan") which increased the number of shares of the Company's common stock, par value $.01 per share, reserved and available for issuance pursuant to grants of stock options and/or stock purchase rights under the 1996 Stock Plan by an additional 300,000 shares, as well as ratified the selection of Coopers & Lybrand L.L.P. (the "Ratification of Accountants") as the Company's independent accountants for the fiscal year
ending March 31, 1998.   A total of 11,523,510 votes were cast in favor of
the 1996 Stock Plan,

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS (CONTINUED).

1,132,065 votes were cast against, and 307,885 votes abstained. With respect to the Ratification of Accountants, a total of 12,954,924 votes were cast in favor, 11,385 were cast against and 710 votes abstained.

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

    (b)  Reports on Form 8-K:
         None

       * Previously filed with the Registration Statement on Form S-1 of RockShox Inc. (Registration No. 333-8069).

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ROCKSHOX, INC.



    Dated:  November 12, 1997            /s/ CHARLES E. NOREEN, JR.
                                             ----------------------
                                             Charles E. Noreen, Jr.
                                             Chief Financial Officer and
                                             Duly Authorized Officer