Form 10-Q
period 1997-12-31
ROCKSHOX INC
filed 1998-02-12
CIK 1017047

                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                        ----------------------------------
                                     FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

     For the quarterly period ended December 31, 1997

                                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

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

As of February 10, 1998 there were 13,757,231 shares of the registrant's common stock, par value $.01 per share, outstanding.

This quarterly report on Form 10-Q contains 13 pages, of which this is page 1.

                                   ROCKSHOX, INC.
                                        INDEX

                                                                           Page
                                                                           ----
Part I:  Financial Information

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of December 31, 1997
            and March 31, 1997..............................................  3

          Condensed Consolidated Statements of Operations for the three-
            and nine- months ended December 31, 1997 and 1996...............  4

          Condensed Consolidated Statements of Cash Flows for the
            nine-months ended December 31, 1997 and 1996....................  5

          Notes to Condensed Consolidated Financial Statements..............  6

  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  9

  Item 3. Quantitative and Qualitative Disclosures about Market Risks....... 11

Part II:  Other Information

 Item 1. Legal Proceedings.................................................. 11

 Item 6. Exhibits and Reports on Form 8-K................................... 11

          (a)  Exhibits..................................................... 13

          (b)  Reports on Form 8-K

                   None

                                       2

Part I:  Item 1.


                                ROCKSHOX, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                            Dec. 31, 1997    March 31, 1997
                                            -------------    --------------
                                             (Unaudited)
Current assets:
  Cash and cash equivalents.................   $  7,736         $  14,747
  Trade accounts receivable, net of
   allowance for doubtful accounts of
   $1,106 and $1,589, respectively..........     14,860             6,618
  Inventories...............................     12,906            10,800
  Prepaid expenses and other current assets.        684             1,132
  Deferred income taxes.....................      3,727             4,739
                                               --------         ---------
    Total current assets....................     39,913            38,036
Property, plant and equipment, net..........     14,220             7,700
Other assets................................        305               139
                                               --------         ---------
      Total assets..........................   $ 54,438         $  45,875
                                               --------         ---------
                                               --------         ---------

Current liabilities:
  Accounts payable..........................   $  5,559         $   3,459
  Accrued liabilities.......................      8,052            10,855
                                               --------         ---------
    Total current liabilities...............     13,611            14,314

Stockholders' equity:
Common stock................................        138               136
Additional paid-in capital..................     65,910            64,828
Distributions in excess of net book value...    (45,422)          (45,422)
Retained earnings...........................     20,201            12,019
                                               --------         ---------
    Total stockholders' equity..............     40,827            31,561
                                               --------         ---------
      Total liabilities and stockholders'
        equity.............................    $ 54,438         $  45,875
                                               --------         ---------
                                               --------         ---------



         The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I:  Item 1.

                                 ROCKSHOX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                         Three Months Ended                  Nine Months Ended
                                                                    Dec. 31, 1997   Dec. 31, 1996     Dec. 31, 1997   Dec. 31, 1996
                                                                    -------------   -------------     -------------   -------------
Net sales........................................................     $ 26,575         $ 32,143          $ 80,159        $ 81,702
Cost of sales....................................................       19,108           20,086            54,244          51,625
                                                                      --------         --------          --------        --------
  Gross profit...................................................        7,467           12,057            25,915          30,077

Selling, general and administrative expense......................        3,588            2,856             9,851           8,897
Research, development and engineering expense....................        1,196            1,355             3,738           3,519
Non-recurring charge.............................................          ---              ---               ---           6,580
                                                                      --------         --------          --------        --------
  Operating expenses.............................................        4,784            4,211            13,589          18,996
                                                                      --------         --------          --------        --------
   Income from operations........................................        2,683            7,846            12,326          11,081

Interest income..................................................          103              187               451             288
Interest expense.................................................          ---              (27)              ---          (2,697)
                                                                      --------         --------          --------        --------
   Income before taxes and extraordinary item....................        2,786            8,006            12,777           8,672

Income tax expense...............................................         (975)          (3,081)           (4,595)         (3,337)
                                                                      --------         --------          --------        --------
   Income before extraordinary item..............................        1,811            4,925             8,182           5,335

Extraordinary loss from early extinguishment of debt
 (net of tax benefit of $885)....................................         ---               ---               ---          (1,328)
                                                                      --------         --------          --------        --------
   Income before accretion.......................................        1,811            4,925             8,182           4,007

Accretion for dividends on mandatorily redeemable
  preferred stock................................................         ---               ---               ---            (185)
                                                                      --------         --------          --------        --------
   Net income available to common stockholders...................     $  1,811         $  4,925          $  8,182        $  3,822
                                                                      --------         --------          --------        --------
                                                                      --------         --------          --------        --------

Income per share before extraordinary item - basic...............     $   0.13         $   0.36          $   0.60        $   0.48
Loss per share from extraordinary item - basic...................          ---            ---                 ---           (0.12)
                                                                      --------         --------          --------        --------
   Net income per share - basic..................................     $   0.13         $   0.36          $   0.60        $   0.36
                                                                      --------         --------          --------        --------
                                                                      --------         --------          --------        --------

Shares used in per share calculations - basic....................       13,757           13,620            13,703          10,700
                                                                      --------         --------          --------        --------
                                                                      --------         --------          --------        --------

Income per share before extraordinary item - dilutive............     $   0.13         $   0.35          $   0.58        $   0.48
Loss per share from extraordinary item - dilutive................          ---            ---                 ---           (0.13)
                                                                      --------         --------          --------        --------
  Net income per share - dilutive................................     $   0.13         $   0.35          $   0.58        $   0.35
                                                                      --------         --------          --------        --------
                                                                      --------         --------          --------        --------
Shares used in per share calculations - dilutive.................       13,998           14,026            14,054          10,835
                                                                      --------         --------          --------        --------
                                                                      --------         --------          --------        --------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I:  Item 1.

                                   ROCKSHOX, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)

                                                                            Nine Months Ended
                                                                    Dec. 31, 1997         Dec. 31, 1996
                                                                    -------------         -------------
Cash flows from operating activities:
Net income.......................................................      $  8,182              $  4,007

Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..................................         3,415                 2,425
  Write-off of capitalized financing costs.......................           ---                 2,213
  Loss on disposal of assets.....................................           308                   ---
  Provisions for excess and obsolete inventory...................           137                   514
  Deferred income taxes..........................................         1,012                    20
Changes in operating assets and liabilities:
  Trade accounts receivable......................................        (8,242)               (2,209)
  Inventories....................................................        (2,243)               (2,774)
  Prepaid expenses and other current assets......................           448                  (295)
  Accounts payable and accrued liabilities.......................          (703)                  683
                                                                       --------              --------
    Net cash provided by operating activities....................         2,314                 4,584
                                                                       --------              --------

Cash flows from investing activities:
Purchases of property and equipment..............................       (10,231)               (4,476)
Other............................................................          (178)                  (16)
                                                                       --------              --------

  Net cash used in investing activities..........................       (10,409)               (4,492)
                                                                       --------              --------

Cash flows from financing activities:
Proceeds from initial public offering, net of expenses...........           ---                64,569
Repayment of mandatorily redeemable preferred stock..............           ---                (7,541)
Repayment of short-term borrowings and bank debt.................           ---               (27,500)
Repayment of notes payable to related parties....................           ---               (17,000)
Proceeds from exercise of stock options..........................           606                   ---
Tax benefits from disqualifying dispositions of common stock.....           478                   ---
                                                                       --------              --------
  Net cash provided by financing activities......................         1,084                12,528
                                                                       --------              --------
  Net increase (decrease) in cash and cash equivalents...........        (7,011)               12,620

Cash and cash equivalents, beginning of period...................        14,747                 1,808
                                                                       --------              --------
Cash and cash equivalents, end of period.........................      $  7,736              $ 14,428
                                                                       --------              --------
                                                                       --------              --------

Supplemental disclosure of non-cash transactions:
Income taxes paid................................................      $  2,333              $  3,892
Interest paid....................................................           ---                 3,599
Accretion for dividends on mandatorily redeemable preferred stock           ---                   185


         The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I:  Item 1.

                                 ROCKSHOX, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements of ROCKSHOX, INC. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three- and nine-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998. The unaudited condensed, consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 1997 included in the Company's Annual Report on Form 10-K.

2.   INVENTORY:

The components of inventory are as follows (in thousands):


                                     December 31, 1997      March 31, 1997
                                     -----------------      --------------
     Raw materials...............         $ 7,997               $ 6,357
     Finished goods..............           4,909                 4,443
                                          -------               -------
                                          $12,906               $10,800

3.   NET INCOME PER SHARE AMOUNTS:

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period.
 Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options and warrants for all periods. All prior period net income (loss) amounts have been restated to comply with SFAS 128.

Part I:  Item 1.

                                  ROCKSHOX, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.   NET INCOME PER SHARE AMOUNTS (CONTINUED):


                                                 Three Months Ended                 Nine Months Ended
                                          Dec. 31, 1997    Dec. 31, 1996     Dec. 31, 1997    Dec. 31, 1996
                                          -------------    -------------     -------------    -------------
Reconciliation of net income available
to common stockholders used in basic
and diluted per share calculations:

Income before extraordinary item
 and accretion..........................     $ 1,811          $ 4,925           $ 8,182          $ 5,335
Accretion for dividends on mandatorily
 redeemable preferred stock.............         ---              ---               ---             (185)
                                             -------          -------           -------          -------
  Income before extraordinary item
   for basic and diluted net income
   per share............................     $ 1,811          $ 4,925           $ 8,182          $ 5,150
                                             -------          -------           -------          -------
                                             -------          -------           -------          -------

Reconciliation of shares used in basic
and diluted per share calculations:

Basic net income per share:
Weighted average shares of common
 stock outstanding......................      13,757           13,620            13,703           10,700
                                             -------          -------           -------          -------
Shares used in basic net income per
 share calculation......................      13,757           13,620            13,703           10,700
                                             -------          -------           -------          -------
                                             -------          -------           -------          -------

Diluted net income per share:
Weighted average shares of common
 stock outstanding......................      13,757           13,620            13,703           10,700
Dilutive effect of stock options........         241              406               351              135
                                             -------          -------           -------          -------
Shares used in diluted net income per
 share calculation......................      13,998           14,026            14,054           10,835
                                             -------          -------           -------          -------
                                             -------          -------           -------          -------

Income per share before extraordinary
 item--basic............................     $  0.13          $  0.36           $  0.60          $  0.48
                                             -------          -------           -------          -------
                                             -------          -------           -------          -------

Income per share before extraordinary
 item--dilutive.........................     $  0.13          $  0.35           $  0.58          $  0.48
                                             -------          -------           -------          -------
                                             -------          -------           -------          -------

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

5.   RECENT ACCOUNTING PRONOUNCEMENTS:      In June 1997, the Financial
Accounting Standards Board issued Statement No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes standards of disclosure and financial statement display for reporting total comprehensive income and its individual components. It is effective for the Company's fiscal year ending March 31, 1999.

     The Company is studying the implication of this new statement and the impact of its implementation on its financial statements.

Part I:  Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

     Net sales. Net sales for the quarter ended December 31, 1997 decreased by 17.3% to $26.6 million compared to $32.1 million for the corresponding period of the prior year. Net sales for the nine months ended December 31, 1997 decreased by 1.9% to $80.2 million compared to $81.7 million for the corresponding period of the prior year. For the quarter ended December 31, 1997, OEM sales declined by 6.5% to $21.0 million compared to $22.5 million for the corresponding period of the prior year due to volume reductions from certain domestic OEM customers reflecting soft demand for mountain bikes, principally in the U.S. market as well as a shift in market share between U.S. OEM's. For the nine months ended December 31, 1997, OEM sales increased by 1.3% to $60.2 million compared to $59.4 million for the corresponding period of the prior year. For the quarter ended December 31, 1997, sales to the retail accessory market decreased by 42.4% to $5.6 million compared to $9.6 million for the corresponding period of the prior year, principally due to a shift in the seasonal pattern of dealer ordering from the preceding quarter and overall softness in the domestic mountain bike market. For the nine months ended December 31, 1997, sales to the retail accessory market decreased by 10.3% to $20.0 million compared to $22.3 million for the corresponding period of the prior year. The Company believes that net sales for the last quarter of the fiscal year ending March 31, 1998 will continue to be below the levels for the corresponding period of the prior year principally due to continued soft demand for mountain bikes as discussed above.

     Gross margin. Gross margin (gross profit as a percentage of net sales) for the quarter ended December 31, 1997 decreased to 28.1% compared to 37.5% for the corresponding period of the prior year. For the nine months ended December 31, 1997, gross margin decreased to 32.3% compared to 36.8% for the corresponding period of the prior year. The decrease in gross margin was primarily due to fixed overhead costs not being fully absorbed due to lower than anticipated sales and certain manufacturing inefficiencies encountered during the first three quarters of fiscal year ended March 31, 1998. In addition, fiscal 1997 had a higher percentage of aftermarket sales compared to fiscal 1998. Aftermarket sales generally have a higher gross margin than OEM sales due to discounts given to OEM customers. The Company believes that gross margins will continue to be below the levels recorded in the corresponding period of the prior year for the fourth quarter of the fiscal year ending March 31, 1998.

     Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the quarter ended December 31, 1997 increased by 25.6% to $3.6 million (or approximately 13.5% of net sales) compared to $2.9 million (or approximately 8.9% of net sales) in the corresponding period of the prior year. The increase was principally due to costs of $402,000 associated with closing two of the Company's smaller facilities located in San Jose, California and moving to a single, larger facility in December 1997. SG&A expense for the nine months ended
December 31, 1997 increased by 10.7% to $9.9 million (or approximately 12.3% of net sales) compared to $8.9 million (or approximately 10.9% of net sales) for the corresponding period of the prior year.

     Research, development and engineering expense. Research, development and engineering ("R&D") expense for the quarter ended December 31, 1997 decreased by 11.7% to $1.2 million (or approximately 4.5% of net sales) compared to $1.4 million (or approximately 4.2% of net sales) for the corresponding period of the prior year. The decrease was due to certain start-up costs associated with new products that occurred during the quarter ended December 31, 1996. R&D expense for the nine months ended December 31, 1997 increased by 6.2% to $3.7 million (or approximately
4.7% of net sales) compared to $3.5 million (or approximately 4.3% of net sales) for the corresponding period of the prior year. The increase in R&D expense was principally due to increased engineering headcount and related expenses and certain development expenses incurred for new products.

     Non-recurring charge. In the quarter ended September 30, 1996, the Company incurred a non-recurring charge of $6.6 million related to the termination of an incentive based bonus plan with the Company's President and Vice President of Advanced Research.

     Interest income (expense). For the quarter ended December 31, 1997 the Company had net interest income of $103,000 and during the quarter ended December 31, 1996 the Company had net interest income of $160,000. The decrease was due principally to lower cash balances in the current year. For the nine months ended December 31, 1997, the Company had interest income of $451,000 and for the nine months ended December 31, 1996 the Company incurred net interest expense of $2.4 million (which included the amortization of capitalized financing costs). The change was principally due to the elimination of the Company's outstanding debt upon the closing of the Company's IPO in October 1996.

     Income tax expense. The Company's effective tax rate for the nine months ended December 31, 1997 was 36.0% compared to 38.5% for the corresponding period of the prior year. The decrease was principally due to certain capital investment tax credits and a lower state tax rate.

     Extraordinary item. For the nine months ended December 31, 1996, the Company recognized a one-time pre-tax charge, reflected as an extraordinary item, from the write-off of capitalized financing costs, totaling approximately $2.2 million before income taxes, in connection with the repayment of all of the Company's outstanding debt that occurred on October 2, 1996 upon the closing of the Company's IPO.

Liquidity and Capital Resources:

     For the nine months ended December 31, 1997, net cash provided by operating activities was $2.3 million, which principally consisted of net income of $8.2 million increased by non-cash charges for depreciation and amortization of $3.4 million and a decrease in deferred income taxes of $1.0 million, offset by increases in trade accounts receivable of $8.3 million and inventory of $2.2 million.

     For the nine months ended December 31, 1997, net cash used in investing activities was $10.4 million, which principally consisted of acquisitions of property and equipment. Net cash provided by financing activities was $1.1 million, which consisted of proceeds and tax benefits from the exercise of employee stock options.

     At December 31, 1997, the Company had cash and cash equivalents of $7.7 million and working capital of $26.3 million. The Company believes that its current cash balances will be sufficient to provide operating liquidity for at least the next twelve months.

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

Year 2000:

     During the quarter, the Company decided to replace its current management information systems. The Company previously intended to upgrade the current system to become Year 2000 compliant. The system conversion is expected to occur during the 1999 fiscal year and will allow the Company to become Year 2000 compliant. The estimated cost of the system conversion is between $1.0 and $1.5 million.

Item 3.   Quantitative and Qualitative Disclosures about Market Risks

          N/A

Part II:  Other Information

Item 1.   Legal Proceedings

     The information required by this item is contained in Note 4 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:
         2     Form of Agreement and Plan of Merger between RSx Holdings, Inc.
               and RockShox, Inc. *
         3.1   Form of Amended and Restated Certificate of Incorporation of
               RockShox, Inc. *
         3.2   Form of Amended and Restated Bylaws of RockShox, Inc. *
         4     Form of Common Stock Certificate of RockShox, Inc. *
         10.1  Form of First Amendment to Standard Industrial/Commercial
               Multi-Tenant Lease - modified net, dated as of November 4, 1997, between S. Stephen Nakashima and Sally S. Nakashima, and
               RockShox, Inc.
         10.2  Employment agreement between RockShox, Inc. and George Napier
         11    Statement regarding computation of net income (loss) per share.
         27    Financial Data Schedule.
     (b)   Reports on Form 8-K:
               None

-------------------------------------------------------------------------------
  Previously filed with the Registration Statement on Form S-1 of RockShox Inc. (Registration No. 333-8069).

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ROCKSHOX, INC.



     Dated:  February 12, 1998                 /s/ CHARLES E. NOREEN, JR.
                                               --------------------------
                                               Charles E. Noreen, Jr.
                                               Chief Financial Officer and
                                               Duly Authorized Officer