Form 10-K405
period 1998-03-31
ROCKSHOX INC
filed 1998-06-25
CIK 1017047

      As filed with the Securities and Exchange Commission on June 25, 1998

                                                     Registration No. 000-28822
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1998
                         Commission File Number 0-28822
                           --------------------------

                                 ROCKSHOX, INC.

             (Exact name of registrant as specified in its charter)


           DELAWARE                401 Charcot Avenue          77-0396555
(State or other jurisdiction of    San Jose, CA 95131       (I.R.S. Employer
incorporation or organization)      (408) 435-7469        Identification Number)

           (Address of principal executive offices, including zip code and telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH
Common Stock, par value $.01 per share                 REGISTERED
                                                 NASDAQ Stock Market

      Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

      As of June 22, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $23,402,083.

      As of June 22, 1998, the Registrant had 13,761,147 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
  Portions of the ROCKSHOX, INC. Proxy Statement to be mailed in connection with the Registrant's 1998 Annual Meeting of Stockholders to be held on
August 20, 1998, are incorporated by reference in Part III hereof.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                              TABLE OF CONTENTS


ITEM  DESCRIPTION                                                                               PAGE
----  -----------                                                                               ----

                                   PART I
1     Business ................................................................................    3

2     Properties ..............................................................................   11

3     Legal Proceedings .......................................................................   11

4     Submission of Matters to a Vote of Security Holders .....................................   11



                                  PART II

5     Market for Registrant's Common Equity and Related Stockholder Matters ...................   11

6     Selected Financial Data .................................................................   12

7     Management's Discussion and Analysis of Financial Condition and Results of Operations ...   13

7A    Quantitative and Qualitative Disclosures About Market Risk...............................   18

8     Financial Statements and Supplementary Data .............................................   18

9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....   18



                                  PART III

10    Directors and Executive Officers of the Registrant ......................................   18

11    Executive Compensation and other information.............................................   18

12    Security Ownership of Certain Beneficial Owners and Management ..........................   18

13    Certain Relationships and Related Transactions ..........................................   18



                                   PART IV

14    Exhibits, Financial Statement Schedules and Reports on Form 8-K .........................   19


      Unless the context indicates otherwise, the "Company" or "RockShox," as used in this Annual Report on Form 10-K, means ROCKSHOX, INC., its predecessors and their respective parents and subsidiaries on a consolidated basis. Unless the context indicates otherwise, all references to a fiscal year are to the Company's fiscal year. In 1995, the Company changed its fiscal year end from December 31 to March 31. This Annual Report on Form 10-K includes references to registered trademarks and brand names of the Company, including: ROCKSHOX, JUDY, JETT, SID and DELUXE. This Annual Report on Form 10-K also contains references to INDY, which is a trademark of Indianapolis Motor Speedway Corporation, and is used under license from IMS Properties, Inc.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

      RockShox is a worldwide leader in the design, manufacture and marketing of high performance bicycle suspension products. ROCKSHOX suspension products enhance riding performance and comfort by mitigating the impact of rough terrain and by providing better wheel contact with the riding surface. The Company, which currently manufactures both front suspension forks and rear shocks for mountain bikes, has combined technical innovation with high quality products and creative marketing to establish one of the most widely recognized brand names in the bicycle industry.

      During fiscal 1998, RockShox marketed thirteen front suspension forks and three rear shocks under its JUDY, INDY, SID, BOXXER, RUBY and DELUXE product lines.

      Approximately 76% of the Company's sales in fiscal 1998 represented sales to original equipment manufacturers ("OEMs"), such as Trek Bicycle Corp. ("Trek"), GT Bicycles Inc. ("GT") and Specialized Bicycle Components, Inc. ("Specialized") who incorporate ROCKSHOX branded components as part of new, fully-assembled mountain bikes sold worldwide. The Company's products are also sold as an accessory component to consumers through a network of over 10,000 independent bicycle dealers ("IBDs") worldwide.

      The Company was founded by Steve Simons and Paul Turner in 1989 as a North Carolina corporation and was later reincorporated as a California corporation. In March 1995, the Company was recapitalized (the "Recapitalization") in a transaction with MCIT PLC ("MCIT") and certain persons and entities affiliated with The Jordan Company ("Jordan"), as a result of which Messrs. Simons and Turner and certain of their respective family members became equal owners in the Company with MCIT and such affiliates of Jordan. In October 1996, the Company completed an initial public offering ("IPO") of 4.8 million shares of common stock.

      The Company's principal executive office is located at 401 Charcot Avenue, San Jose, California, 95131; its telephone number is (408) 435-7469.

PRODUCTS

      ROCKSHOX suspension products are generally designed to enhance riding performance and comfort, and include front suspension forks and rear shocks based on elastomer technology or hydraulically damped systems using coil or air springs. The Company's bicycle suspension systems incorporate two functional components: a spring and a damper. The spring function absorbs the impact of rough terrain and returns the fork to its original position after compression. The damper also absorbs impact and moderates the movement of the fork as it returns to its original position. As a result, suspension provides better wheel contact with the riding surface, especially on off-road or nonpaved surfaces, enabling the cyclist to ride with more speed, comfort and control.

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

      The 1998 models represent the Company's broadest line of product offerings to date. For the 1998 model year, the Company offered thirteen front suspension forks, including eight new forks, and three rear shocks. All of the Company's products that were introduced prior to the current product year have experienced model year modifications or upgrades since they were originally introduced.

The following tables summarize the Company's 1998 product offerings of front forks and rear shocks:

                                 FRONT FORKS


                           TYPICAL           SUGGESTED                                                     DATE OF
                         RETAIL BIKE       RETAIL PRICE IN                             SUSPENSION          ORIGINAL
  1998 MODEL            PRICE POINT (1)    ACCESSORY MARKET     INTENDED USE           TECHNOLOGY          SHIPMENT (2)
-------------           ---------------    ----------------    ---------------      ----------------     ----------------
INDY S                    $400-$600              $149          Recreational         Elastomer Spring     April 1997
                                                                                    System
INDY C                    $500-$800              $199          Recreational;        Type 2 Spring        April 1996
                                                               Moderate Terrain     System
INDY XC                   $700-$1200             $249          Cross-Country;       Type 2 Spring        May 1996
                                                               Moderate Terrain     System
INDY SL                   $900-$1500             $314          Cross-Country;       Type 2 Spring        June 1996
                                                               Moderate Terrain     System
JUDY T2                  $850-$1,300             $339          Cross-Country;       Type 2 Spring        May 1997
                                                               Moderate Terrain     System
JUDY XC                 $1,000-$2,500            $389          Cross-Country;       Cartridge            September 1994
                                                               Extreme Terrain
JUDY SL                 $1,400-$3,000            $499          Cross-Country;       Cartridge            September 1994
                                                               Extreme Terrain
JUDY XLC                   $1,300+               $499          FreeRide             Type 3 Spring        September 1997
                                                                                    System
JUDY XL                    $1,600+               $599          FreeRide             Cartridge            June 1997

SID                        $2,000+               $699          Pro Cross Country    Cartridge/ Air       July 1997
                                                               Racing               Spring
BOXXER                     $4,500+              $1,099         Pro Downhill Racing  HydraCoil            November 1997

RUBY SL                    $2,000+               $489          Road Training        Type 2 Spring        June 1997
                                                                                    System
RUBY S                     $1,000+               $369          Road Training        Type 2 Spring        August 1997
                                                                                    System


                                 REAR SHOCKS

                                               SUGGESTED
                           TYPICAL          RETAIL PRICE IN                                                 DATE OF
                         RETAIL BIKE           ACCESSORY                              SUSPENSION            ORIGINAL
     1998 MODEL        PRICE POINT (1)          MARKET         INTENDED USE           TECHNOLOGY          SHIPMENT (2)
----------------       ---------------      ---------------    -------------        -------------        --------------

Deluxe                  $1,000-$1,200     Not offered at       Cross-County;        Coil over            June 1995
                                          retail               Downhill             hydraulic damper
Coupe Deluxe            $1,200-$1,700            $189          Cross-Country;       Coil over            July 1996
                                                               Downhill             hydraulic damper
Super Deluxe               $1,700+               $289          Cross-Country;       Coil over            July 1995
                                                               Downhill             hydraulic damper
                                                                                    with oil reservoir


(1) The typical retail bike price point represents management's estimate of the U.S. retail range for OEM mountain bikes that include the indicated product.

(2)   Models are generally upgraded and revised periodically.

RESEARCH AND DEVELOPMENT

      As of March 31, 1998, the Company's product development activities, based in San Jose, California, were supported by 33 professionals, including 9 project engineers, utilizing an array of sophisticated design and analytical tools. Development for each major product line (e.g., JUDY, INDY, etc.) is headed by a senior level project engineer with assistance from at least one other project engineer. In addition, the Company has an ongoing advanced materials/technologies program, which investigates and applies materials and processes not currently used in the manufacture of current products.

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

      The product development process usually begins one to two years prior to the expected commercial introduction of a new product, and generally focuses on having a product ready for distribution at the start of the applicable model year. In addition, short-term projects involving upgrades of existing products and improvements to manufacturing processes occur regularly. New product ideas come from a variety of sources, including mountain bike race teams, OEMs, consumers and the Company's employees. Products are developed using design and engineering software tools that provide full parametric three-dimensional modeling and finite element analysis, allowing for computer optimization of structures and greatly reducing the time required to develop and prototype designs. Currently, an interdepartmental team, including representatives from the Company's engineering, manufacturing, and, in certain cases, sales and marketing departments, is established at the beginning of every development project. Management believes this interdepartmental approach to product development reduces the time necessary to bring a successful product to market.

      Current areas of focus for product development include, among others,
(i) research in the area of new materials and processes to reduce the cost and improve the performance of the Company's current products; (ii) the continuation of the development of rear suspension products; (iii) the introduction of products appropriately priced for the mid-priced segment of the mountain bike market; and (iv) the design of new products, including suspension systems for road and trekking bikes. The Company's future success will depend, in part, upon its continued ability to develop and successfully introduce new and popular bicycle suspension products and other types of bicycle components. There can be no assurance that the Company will introduce any new products or, if introduced, that any such products will be commercially successful.

      Research and product development expenditures in fiscal years 1996, 1997 and 1998 were approximately $3.4 million, $4.8 million and $4.9 million, respectively.

MANUFACTURING

      All manufacturing is done in the Company's San Jose facility on multiple, continuous flow assembly lines. These lines are computer-controlled and are comprised of a combination of automated and manual assembly stations supported by satellite subassembly operations. The assembly lines are designed for efficiency and can potentially produce a complete suspension fork every 20 seconds. In addition to assembly activities, the Company does machining and processing of some parts on-site. Management reviews manufacturing processes available through sub-contractors to determine if opportunities exist to re-engineer such processes and to bring them in-house. To this end, the manufacturing department has its own engineering function, which is currently carried out by nine engineers and fourteen technicians. Typically, RockShox brings certain machining operations into the Company on the basis of cost, quality control, lead-time and the critical nature of the sub-component in achieving production efficiencies. Such in-house machining is generally performed on specialized equipment designed and built by the Company's manufacturing engineers and subcontractors.

      As of March 31, 1998, manufacturing included approximately 261 non-unionized employees plus approximately 111 temporary hires. Additional temporary employees are brought in during the peak building season from June through January. The Company operates on two shifts throughout the year on some product lines, and adds a second shift when needed on others. Extensive training occurs so that supervisors and lead assemblers can manage their own work areas and monitor product quality. In addition, functional testing and statistical process control are used to maintain and measure product quality during the fabrication and assembly processes. Finished products are also tested in the Company's product development test center.

      The Company works closely with a variety of vendors to meet its production needs, including machine shops, die casters, forging houses, tube manufacturers and injection molders. Although the Company has established relationships with its principal suppliers and manufacturing sources, the Company does not currently have long-term contracts with any of its vendors, nor does the Company currently have multiple vendors for all parts, tooling, supplies or services critical to the Company's manufacturing processes. Currently, all of the Company's major suppliers are based in the U.S. The company continually reviews its vendor relationships with regard to cost, delivery and quality. During fiscal 1998, the Company purchased approximately $5.0 million of components from its largest vendor.

      Production planning starts with a general forecast several months before the beginning of the model/fiscal year. This general forecast is then turned into a more complete, time-phased forecast by customer and suspension product, which guides initial planning for parts and labor requirements. As the year progresses, the forecast is constantly reviewed and compared with actual customer orders. Manufacturing inventory levels are currently managed through an Integrated Enterprise Resource Planning Package.

      The Company's policy is to generally require firm purchase orders from OEMs 60 days prior to shipment. As of March 31, 1998, the Company's backlog was approximately $7.2 million compared to $9.6 million at March 31, 1997. Substantially all of the Company's backlog orders are expected to be filled within 90 days, although there can be no assurance that all such backlog orders will be filled within that time period, if at all. The backlog of orders at any given time is affected by a number of factors, including seasonality, availability of parts and the scheduling of manufacturing and shipment of products. Accordingly, the backlog of orders for a particular period is not necessarily meaningful and may not be indicative of future sales activity or product popularity.

SALES AND DISTRIBUTION

      The Company's products are primarily sold to OEMs, who incorporate RockShox components as part of new, fully-assembled mountain bikes sold worldwide, and through distributors or, in some cases, directly to IBDs, each of whom serve the retail accessory market. For the fiscal year ended March 31, 1998, approximately 76% of the Company's total net sales were to OEMs and approximately 24% were to distributors and IBDs. OEM customers have become increasingly important to the Company as bicycle suspension has evolved from an accessory niche component into standard equipment found on better quality mountain bikes. The following table demonstrates the historical shift in the Company's customer base and product distribution:


                                                                        Fiscal Year Ended
                               -------------------------------------------------------------------------------------------------
                                         March 31, 1996                   March 31, 1997                    March 31, 1998
                               -------------------------------  -------------------------------   ------------------------------
                                   Net Sales          % of           Net Sales       % of             Net Sales        % of
                                (in thousands)      Net Sales     (in thousands)   Net Sales       (in thousands)    Net Sales
                               -------------------------------  -------------------------------  -------------------------------
OEMs.........................      $    57,103            68%        $    77,000            72%        $   77,633            76%
Distributors and IBDs........           26,406            32%             29,212            28%            24,570            24%
                               -------------------------------  -------------------------------  -------------------------------
      Total..................      $    83,509           100%        $   106,212           100%        $  102,203           100%
                               -------------------------------  -------------------------------  -------------------------------
                               -------------------------------  -------------------------------  -------------------------------

      Management believes that the Company's products play an important role in the sale of OEM bikes and that OEMs are aware of the influence that the ROCKSHOX brand and name has on a consumer's selection of a mountain bike. Every front suspension fork sold today to OEMs prominently displays the ROCKSHOX name. In addition to its strong brand name, the Company believes that OEMs also choose ROCKSHOX for product innovation, reliability and quality. The Company further solidifies its OEM relationships by providing a high level of customer service, ranging from early stage engineering and design support to worldwide distribution and aftermarket service for its products.

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

      Sales to distributors and IBDs generally trail the OEM process, with sales to distributors at their highest during the middle of the Company's fiscal year (August and September) and sales to dealers peaking during the following March and April. The Company currently has five distributors in the United States, all of whom are owned by OEM customers, and approximately 40 additional distributors worldwide. Management believes that sales of the Company's products through OEM-owned distributors are an important revenue source for OEMs and further strengthen the Company's relationships with its major customers. Distributors purchase ROCKSHOX products for resale to IBDs and also provide worldwide servicing and marketing support for all of the Company's products. In the U.S., the Company generally sells directly to IBDs product quantities too small for third-party distributors to handle.

      As of March 31, 1998 the Company had approximately 29 employees in sales and customer service functions. The Company's principal sales activities are based in San Jose, California. In addition, the Company has an independent sales representative based in Bern, Switzerland. The Company's customer service activities include a warranty program managed by an in-house technical support department in the U.S. and a distributor network of technicians outside the U.S.

      In fiscal 1998, approximately 54% of the Company's sales represented sales to the Company's ten largest customers, certain of which (including
Trek) purchase from the Company as both an OEM customer and a distributor. Sales to Trek accounted for more than 10% of the Company's net sales in fiscal 1998. At March 31, 1998, the Company's three OEM customers with the largest accounts receivable balances accounted for approximately 44%, of the Company's accounts receivable. As of March 31, 1998, the Company has no long-term contracts with any of its customers.

MARKETING

      Management believes that the Company's brand image, in combination with the performance features of its products, is an important element in consumer's decision to purchase ROCKSHOX suspension as an accessory product and that its OEM customers recognize the strength of the ROCKSHOX brand name as a contributing factor in the consumer's choice of mountain bikes.

      The Company promotes and maintains its brand name globally through focused marketing efforts such as sponsorship of mountain bike racing teams, magazine advertising and editorial programs, IBD packaging and point of sale materials, participation in tradeshows and promotional clothing and merchandise. The Company's marketing department oversees all aspects of the promotion of the Company's products and brand name.

      The principal user of the Company's products is the mountain bike enthusiast between 19 and 34 years of age. To appeal to this market, the Company emphasizes the high performance features of its products as well as its affinity with the mountain biking culture. The goal of the Company's marketing efforts is to communicate both technical information and an offbeat and irreverent image.

      The sponsorship of mountain bike racing teams and racers is an important part of the Company's research and product development efforts as well as its marketing strategy. The Company believes that the association of its products with successful racers enhances its product development efforts as well as increasing consumer awareness of and demand for ROCKSHOX suspension products. The Company currently co-sponsors approximately 20 world-class and over 70 junior and amateur race teams, many of which also have affiliations with OEMs. The Company's sponsorship agreements with racing teams generally are for a one-year term, and provide for a retainer plus contingent performance payments. The Company also provides free product and technical support for sponsored racers, including access to RockShox's technical service trucks that attend many of the major races in the U.S. and Europe. There can be no assurance that such racing teams will continue to be sponsored by the Company and use the Company's products on terms the Company deems acceptable, or that the Company will be able to attract new mountain bike racing teams to use its products in the future.

      The Company's products are advertised in a variety of U.S. and international consumer and trade bicycle publications, including BICYCLING, MOUNTAIN BIKE, MOUNTAIN BIKE ACTION, VELO NEWS and BICYCLE RETAILER, as well as on the World Wide Web. The Company's goal is to expand awareness of the ROCKSHOX brand name and to support product line segmentation with advertising campaigns built around the JUDY, JETT, SID and other product lines. The Company also seeks to increase RockShox' editorial exposure in bicycle print media by working closely with magazine editors in the U.S. and Europe. The Company's focus on editorial content has helped maintain high visibility for the ROCKSHOX brand name and the Company's products.

      The Company currently supports its brand name in the retail bike market by supplying unique packaging and point of sale displays to IBDs, as well as by providing brochures and product hang tags that are designed to help explain the technical performance features of its products. Materials are generally provided at cost or for free to distributors and IBDs. The Company also maintains a strong presence at national and international tradeshows. As part of its retail marketing efforts, the Company markets a line of mountain bike lifestyle clothing known as ROCKSHOX GARB. The clothing line includes T-shirts, cotton jerseys, jackets, vests and hats and is sold to distributors, bicycle shops and directly to consumers at race events.

      Sales and marketing expenditures totaled approximately $3.7 million, $4.6 million and $6.2 million in fiscal years 1996, 1997 and 1998, respectively.

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

      The Company competes with several component companies that manufacture front suspension products, including, among others, Answer Products, Inc., a division of LDI, Ltd., which manufactures Manitou products ("Answer"), Rapid Suspension Technology USA, Inc. ("RST"), Marzocchi SpA ("Marzocchi"), SR Suntour USA, Inc., AMP Research Corp. ("Amp") and K2 Incorporated ("K2"). The Company also competes with several component companies that manufacture rear shocks, including, among others, Fox Factory, Inc., RST, Risse Racing Technology, Inc., Amp, Marzocchi and Girvin, Inc. The Company believes that it currently has the leading market share in front suspension forks.

      Over the past few years, Trek and Scott U.S.A. have discontinued their own lines of suspension products and have been specifying ROCKSHOX products on many of their mountain bike models. Today, Cannondale Corporation ("Cannondale") and K2 are the only major OEMs that have their own brand of suspension products, although Cannondale does use ROCKSHOX products on certain bike models. Both of these OEMs also make their suspension products available to the retail accessory market.

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

INTELLECTUAL PROPERTY

      The Company relies on a combination of patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology in order to secure and protect its intellectual property rights. Several patents have been issued covering aspects of many of the company's suspension products in the United States and abroad. There can be no assurance, however, that the Company's present or future patents will adequately cover the Company's technologies, or that patents relating to such technologies will not be successfully challenged or circumvented by competitors.

      The Company believes that, among other things, its brand name, "ROCKSHOX," offers the Company a significant competitive advantage. The Company holds several trademark registrations in the United States and abroad for the ROCKSHOX mark and other marks in connection with many of the Company's products. The Company may file additional applications for U.S. and foreign trademark protection in the future. However, there can be no assurance that third parties have not or will not adopt or register marks that are the same or substantially similar to those of the Company, or that such third parties will not be entitled to use such marks to the exclusion of the Company. Selecting new trademarks to resolve such situations could involve significant costs, including the loss of goodwill already gained by the marks previously used.

      There can be no assurance that the Company's patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology will adequately protect the Company from potential infringement or misappropriation by third parties. The Company intends to vigorously enforce its intellectual property rights, and may be required to undertake litigation to do so. Any such litigation could result in substantial cost to and diversion of effort by the Company. In addition, due to considerations relating to, among other things, cost, delay or adverse publicity, there can be no assurance that the Company will elect to enforce its intellectual property rights in every instance.

      The Company has occasionally received, and may receive in the future, claims asserting infringement by the Company of intellectual property rights held by third parties. In April 1998, RockShox was notified that Cannodale believes that certain ROCKSHOX suspension forks are covered by one or more claims of a United Statees patent purportedly owned by Cannondale. The Company currently is involved in discussions with Cannondale in an attempt to resolve this matter amicably. See "Certain Factors That May Affect the Company's Business and Future Results." There can be no assurance that the Company is not infringing upon intellectual property rights held by others, or that the Company will not be required to defend itself against claimed infringement of the rights of others. Such disputes may result in substantial cost to and diversion of effort by the Company, and could have a material adverse effect on the Company.

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

GOVERNMENT REGULATION

      Bicycle suspension products sold in the United States are within the jurisdiction of the United States Consumer Product Safety Commission ("CPSC") and other federal, state and foreign regulatory bodies. Under CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC, if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement or refund.

      In 1996, the CPSC sent a letter to major manufacturers and importers of mountain bikes as well as several suspension component manufacturers, including RockShox, expressing concern about reports of injuries and recall activity relating to failures of mountain bike suspension forks and urging manufacturers to participate in the development of voluntary safety performance standards for such suspension products through the American Society of Testing and Materials (the "ASTM"). Employees of the Company are participating in the development of these standards by chairing an ASTM task force on bicycle suspension and front forks. These standards are expected to be implemented in the future. In anticipation of the standards implementation by the ASTM, the Company is currently testing its products in the manner proposed by the ASTM. These standards, if adopted, could increase the development and manufacturing costs of the Company's products, make the Company's products less desirable (by, for example, increasing the weight of the product) or favor a competitor's product. Although the Company cannot predict whether standards relating to the Company's products or otherwise affecting the bicycle suspension industry will be adopted, no assurance can be given that the implementation of such standards will not have a material adverse effect on the Company or its prospects.

      Several local, state and federal authorities have considered substantial restrictions or closures of public trails to biking use, citing environmental concerns and disputes between mountain bikers and other trail users (including hikers). Such restrictions or closures, if implemented in a regional or widespread manner, could lead to a decline in the popularity of mountain biking, which could have a material adverse effect on the Company or its prospects.

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

EMPLOYEES

      As of March 31, 1998, the Company employed approximately 386 full-time employees. In addition, the Company utilized approximately 111 occasional personnel in its assembly operations to meet production demand. The Company is not a party to any labor agreements and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be excellent and has never experienced a work stoppage.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

      This report contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements may also be contained in the registrant's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the registrant through its management may make oral forward-looking statements. Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will" or similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of which they are made and may be affected by numerous factors. Because of these factors, which may affect the Company's operating results, past financial performance should not be considered as an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The registrant undertakes no obligation to update publicly or revise any forward-looking statements.

      Important factors that could affect the Company's ability to achieve its financial and other goals and cause actual results to differ materially from the Company's forward-looking statements include, but are not limited to, the following:

  -- Any decline in general economic conditions, uncertainties regarding economic prospects or changes in other economic factors that affect consumer spending could have a material adverse effect on the Company's direct customers (OEMs, distributors, IBDs) and, therefore, on the Company or its prospects.

  -- Any material decline or prolonged lack of growth in the popularity of, or market demand for, mountain bike front suspension forks, in general, or the Company's products, in particular, could have a material adverse effect on the Company or its prospects.

  -- The loss of or substantial decline in purchases of the Company's products by, or the financial insolvency of, any of the Company's largest customers individually, or a number of the Company's other customers in the aggregate, could have a material adverse effect on the Company or its prospects.

  -- Any misjudgment by the Company or any of its OEM customers of the demand for any of its respective products could have a material adverse effect on the Company or its prospects.

  -- Unexpected difficulties encountered during expansion, or management's inability to respond effectively to or plan for such expansion, could have a material adverse effect on the Company or its prospects.

  -- The Company's failure to introduce sufficient technological advances or lack of timely introduction of sufficient new products, or if introduced, the lack of commercial success of such products, could have a material adverse effect on the Company or its prospects.

  -- Competition from existing or new competitors that introduce and promote suspension products or other bicycle components perceived by the bicycle industry or consumers to offer price or performance advantages to or that otherwise have greater consumer appeal than the Company's products could have a material adverse effect on the Company or its prospects.

  -- The assertion by any person of rights in, or ownership of, any patents, trademarks or other proprietary rights of RockShox, unless successfully rejected by the Company could have a material adverse effect on the Company or its prospects. In April 1998, RockShox was notified that Cannondale believes that certain ROCKSHOX suspension forks are covered by one or more claims of a United States patent purportedly owned by Cannondale. The Company currently is involved in discussions with Cannondale in an attempt to resolve this matter amicably. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

-- The failure of a key supplier to meet the Company's product needs on a timely basis, the loss of a key supplier or any significant disruption in the Company's production or distribution activities for any other reason, including an earthquake or other catastrophic event, could have a material adverse effect on the Company or its prospects.

-- Because the bicycle industry is, and many of the Company's OEM customers are, highly dependent on manufacturing in overseas locations, changes in economic conditions, currency exchange rates, tariff regulations, local content laws or other trade restrictions or political instability could adversely affect the cost or availability of products sold by or to the bicycle industry as a whole and to the Company's OEM customers in particular, any of which could have a material adverse effect on the Company or its prospects.

-- Due to the uncertainty as to the number of product liability claims or the nature and extent of liability for personal injuries and changes in the historical or future levels of insurance coverage or the terms or cost thereof, the Company's product liability insurance may not be adequate or available to cover product liability claims or the applicable insurer may not be solvent at the time of any covered loss, any of which could have a material adverse effect on the Company or its prospects.

-- Adverse publicity relating to mountain bike suspension or mountain biking generally, or publicity associated with actions by the United States CPSC or others expressing concerns about the safety or function of the Company's products, other suspension products or mountain bikes, could have a material adverse effect on the Company or its prospects.

-- Product recalls, corrective actions or other activity voluntarily or involuntarily undertaken by the Company or involving the CPSC or other regulatory bodies could have a material adverse effect on the Company or its prospects.

-- The loss of any member of the Company's senior management team and other key personnel, including certain members of its product development team, or the inability to attract, retain and motivate key personnel, could have a material adverse effect on the Company or its prospects.

ITEM 2.    PROPERTIES

      The Company's headquarters are located in an approximately 56,000 square foot building in San Jose, California, pursuant to a lease that expires in 2000. The Company leases three other facilities of approximately 15,000, 36,000 and 158,000 square feet in the San Jose area pursuant to leases that expire in 2000, 2001 and 2004, respectively. The 15,000 square-foot facility is not currently being used by the Company, and has been subleased in its entirety until the end of the lease term. The Company also leases one smaller facility. The Company believes that its existing facilities are adequate to meet its existing requirements, but is attempting to relocate certain facilities in order to consolidate its premises.

ITEM 3.    LEGAL PROCEEDINGS

      The Company is involved in certain legal matters in the ordinary course of business. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable. See "Certain Factors That May Affect the Company's Business and Future Results."

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

      Since September 26, 1996, the Company's common stock has been listed on The NASDAQ Stock Market under the symbol "RSHX." The following table sets forth, for the periods indicated, the high and low sales prices of the Company's common stock, as reported on The NASDAQ Stock Market.


      Year ended March 31, 1998                         High         Low
      -------------------------                         ----         ---
      First quarter............................        $17.50       $13.50
      Second quarter...........................        $17.63       $11.88
      Third quarter............................        $14.88       $ 6.81
      Fourth quarter...........................        $ 9.13       $ 6.88

      Year ended March 31, 1997                         High         Low
      -------------------------                         ----         ---
      Second Quarter (from September 26, 1996).        $16.25       $15.00
      Third Quarter............................        $16.00       $10.62
      Fourth Quarter...........................        $19.12       $13.50

      On June 22, 1998, the closing sales price per share of the Company's common stock as reported on The NASDAQ Stock Market was $3.44. On June 22, 1998, there were approximately 1,950 holders of the Company's common stock.

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

                                                  Year          Three Months                Year
                                                 Ended             Ended                    Ended
                                              December 31,        March 31,               March 31,
                                         ---------------------   -----------  ---------------------------------
                                            1993        1994      1995 (1)      1996        1997        1998
                                         ---------   ---------   -----------  ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA):
Net sales ............................   $  30,941   $  37,900   $  14,279    $  83,509   $ 106,212   $ 102,203
Cost of sales ........................      20,113      24,477       9,590       54,110      67,115      73,183
                                         ---------   ---------   ---------    ---------   ---------   ---------
   Gross profit ......................      10,828      13,423       4,689       29,399      39,097      29,020

Selling, general and administrative
   expenses ..........................       5,098       4,210       5,404       11,220      12,137      13,363
Research, development and
   engineering expense ...............       1,536       2,073       2,223        3,401       4,801       4,873
Restructuring and non-recurring
   charge ............................         ---         ---         ---          ---       6,580       3,326
                                         ---------   ---------   ---------    ---------   ---------   ---------
      Income (loss) from operations ..       4,194       7,140      (2,938)      14,778      15,579       7,458
Interest expense (income) and other
   expense, net ......................          16           6          51        5,650       2,205        (606)
                                         ---------   ---------   ---------    ---------   ---------   ---------
      Income (loss) before income
        taxes ........................       4,178       7,134      (2,989)       9,128      13,374       8,064
Provisions for (benefit from)
   income taxes ......................       1,521       2,420        (653)       3,464       5,149       2,944
                                         ---------   ---------   ---------    ---------   ---------   ---------
      Income (loss) before
        extraordinary loss ...........       2,657       4,714      (2,336)       5,664       8,225       5,120
Extraordinary loss, net of tax
   benefit of $885,000 ...............         ---         ---         ---          ---       1,328         ---
                                         ---------   ---------   ---------    ---------   ---------   ---------
      Net income (loss) before
        accretion ....................       2,657       4,714      (2,336)       5,664       6,897       5,120
Accretion for dividends on
   mandatorily redeemable
   preferred stock ...................         ---         ---         ---          357         185         ---
                                         ---------   ---------   ---------    ---------   ---------   ---------
        Net income (loss) available to
        common stockholders ..........   $   2,657   $   4,714   $  (2,336)   $   5,307   $   6,712   $   5,120
                                         ---------   ---------   ---------    ---------   ---------   ---------
                                         ---------   ---------   ---------    ---------   ---------   ---------

ITEM 6.         SELECTED FINANCIAL DATA (CONTINUED):

                                                  Year          Three Months                Year
                                                 Ended             Ended                    Ended
                                              December 31,        March 31,               March 31,
                                         ---------------------   -----------  ---------------------------------
                                            1993        1994      1995 (1)      1996        1997        1998
                                         ---------   ---------   -----------  ---------   ---------   ---------
Income (loss) per share before
   extraordinary loss - basic......     $  0.30      $   0.53    $  (0.26)     $  0.60     $  0.71     $  0.37
Loss per share from extraordinary
   item - basic....................         ---           ---         ---          ---       (0.12)        ---
                                        -------      --------    --------      -------     -------      ------
     Net income (loss) per share -
         basic.....................     $  0.30      $   0.53    $  (0.26)     $  0.60     $  0.59     $  0.37
                                        -------      --------    --------      -------     -------      ------
                                        -------      --------    --------      -------     -------      ------
Cash dividend per share............         ---      $   0.03         ---          ---         ---         ---
                                        -------      --------    --------      -------     -------      ------
                                        -------      --------    --------      -------     -------      ------
Shares used in per share
   calculation - basic.............       8,820         8,820       8,820        8,820      11,430      13,717
                                        -------      --------    --------      -------     -------      ------
                                        -------      --------    --------      -------     -------      ------
Income (loss) per share before
   extraordinary loss - diluted....     $  0.30      $   0.53    $  (0.26)     $  0.60     $  0.69     $  0.36
Loss per share from extraordinary
   item - diluted..................         ---           ---         ---          ---       (0.11)       ---
                                        -------      --------    --------      -------     -------      ------
     Net income (loss) per share -
         diluted...................     $  0.30      $   0.53    $  (0.26)     $  0.60     $  0.58     $  0.36
                                        -------      --------    --------      -------     -------      ------
                                        -------      --------    --------      -------     -------      ------
Shares used in per share
   calculation - diluted...........       8,820         8,820       8,820        8,820      11,641      14,030
                                        -------      --------    --------      -------     -------      ------
                                        -------      --------    --------      -------     -------      ------

                                                  At December 31,                        At March 31,
                                        ---------------------------------      --------------------------------
                                          1993         1994      1995 (1)        1996        1997        1998
                                        -------      --------    --------      --------    --------    --------
BALANCE SHEET DATA (IN THOUSANDS):
Working capital ...................     $ 2,226      $  5,995    $  1,939      $  2,327    $ 23,722    $ 22,372
Total assets ......................       7,660        13,493      17,679        26,932      45,875      52,259
Total debt ........................       1,345           998      48,500        44,500         ---         ---
Mandatorily redeemable preferred
 stock ............................         ---           ---       7,000         7,357         ---         ---
Stockholders' equity (deficit).....       2,774         7,188     (44,922)      (39,615)     31,561      37,765

(1) In 1995, the Company changed its fiscal year end from December 31 to March 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    RockShox is a worldwide leader in the design, manufacture and marketing of high performance bicycle suspension products. Substantially all of the Company's historical revenues have been attributable to sales of mountain bike front suspension forks. The Company's two principal channels of distribution are: (i) sales to OEMs and (ii) sales to distributors and IBDs (the "retail accessory market"). A large portion of the Company's sales are to a small group of OEM customers.

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

    The Company's gross margins are generally higher on retail accessory market sales compared to OEM sales, OEM sales generate higher unit volume, which allows the Company an opportunity to capitalize on manufacturing efficiencies. Research, development and engineering costs are expensed as incurred.

RESULTS OF OPERATIONS:
    The following table sets forth operations data as a percentage of net sales for the periods indicated.

                                                                  Year Ended
                                                                   March 31,
                                                      1996           1997          1998
                                                  ------------   -------------   --------
Net sales.......................................      100.0%          100.0%       100.0%
Cost of sales...................................       64.8            63.2         71.6
Gross margin....................................       35.2            36.8         28.4
Selling, general and administrative expenses....       13.4            11.4         13.0
Research, development and engineering expenses..        4.1             4.5          4.8
Restructuring and non-recurring charges.........        ---             6.2          3.3
Income from operations..........................       17.7            14.7          7.3

    FISCAL YEAR ENDED MARCH 31, 1998 (FISCAL 1998) COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997 (FISCAL 1997)

    NET SALES. Net sales for the year ended March 31, 1998 decreased by 3.8% to $102.2 million compared to $106.2 million for the year ended March 31, 1997. OEM sales increased in fiscal 1998 by 1% to $77.6 million compared to $77.0 million in fiscal 1997. Sales increases with certain OEM customers were substantially offset by a significant decline from two large domestic OEM customer. OEM sales were impacted by a soft domestic mountain bike market. Sales to the retail accessory market decreased by 15.9% to $24.6 million in fiscal 1998 compared to $29.2 million in fiscal 1997. The decrease was principally due to soft domestic sales to distributors and dealers.

    Export sales, a significant portion of which included products shipped to Asian manufacturing subcontractors for certain U.S.-based OEMs, accounted for approximately 62.1% and 54.6% of net sales in fiscal 1998 and 1997, respectively.

    GROSS MARGIN. Gross margin (gross profit as a percentage of net sales) for fiscal 1998, decreased to 28.4% compared to 36.8% in fiscal 1997. The decrease in gross margin was primarily due to fixed overhead costs not being fully absorbed due to lower than anticipated sales, a $1.4 million write-down of inventory during the fourth quarter of fiscal 1998 and certain manufacturing inefficiencies encountered in fiscal 1998. In addition, fiscal 1997 had a higher percentage of aftermarket sales compared to fiscal 1998. Aftermarket sales generally have a higher gross margin than OEM sales due to discounts given to OEM customers.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense for fiscal 1998 increased by 10.1% to $13.4 million (or approximately 13.0% of net sales) compared to $12.1 million (or approximately 11.4% of net sales) for the prior year. The increase was principally due to increased sales and marketing expenses including international and domestic race support and sponsorship costs, and moving costs of $402,000 associated with the closing of two of the Company's smaller facilities located in San Jose, California and moving to a single, larger facility in December 1997.

    RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSE. Research, development and engineering ("R&D") expense for fiscal 1998 increased by 1.5% to $4.9 million (or approximately 4.8% of net sales) compared to $4.8 million (or approximately 4.5% of net sales) for fiscal 1997. The increase in R&D expense was principally due to increased engineering headcount and related expenses.

    RESTRUCTURING AND NON-RECURRING CHARGES. During the fourth quarter of fiscal 1998, the Company incurred a restructuring charge of approximately $2.7 million. The restructuring costs of $600,000 consisted of costs related to a planned headcount reduction of approximately 40 employees, estimated losses associated with vacating certain of the Company's leasehold premises, the write-off of associated leasehold improvements and furniture and fixtures no longer being used, totaling $1.6 million, and an impairment charge of $445,000 relating to property and equipment used for production of certain discontinued products. In addition, the Company entered into a settlement and cross-licensing agreement with Answer Products and has recognized a charge of $637,000 which includes associated settlement and legal costs. In the second quarter of fiscal 1997, the Company incurred a non-recurring charge of $6.6 million related to the termination of an incentive-based bonus plan (the "Bonus Plan") with the Company's former President and Vice President of Advanced Research upon completion of the Company's IPO.

    INTEREST INCOME (EXPENSE). For the year ended March 31, 1998, the Company had interest income of $606,000. For the year ended March 31, 1997 the Company incurred net interest expense of $2.2 million (which included the amortization of capitalized financing costs). The change was principally due to the elimination of the Company's outstanding debt upon the closing of the Company's IPO in October 1996.

    INCOME TAX EXPENSE. The Company's effective tax rate for fiscal 1998 was 36.5% compared to 38.5% for fiscal 1997. The decrease was principally due to certain capital investment tax credits and a lower state tax rate.

    EXTRAORDINARY ITEM. During fiscal 1997, the Company recognized a one-time pre-tax charge, reflected as an extraordinary item, from the write-off of capitalized financing costs, totaling approximately $2.2 million before income taxes, in connection with the repayment of all of the Company's outstanding debt that occurred in October 1996 upon the closing of the Company's IPO.

    FISCAL YEAR ENDED MARCH 31, 1997 (FISCAL 1997) COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996 (FISCAL 1996)

    NET SALES. Net sales for the year ended March 31, 1997 increased by 27.2% to $106.2 million from $83.5 million in fiscal 1996. OEM sales increased in fiscal 1997 by 34.8% to $77.0 million compared to $57.1 million in fiscal 1996. Sales to the retail accessory market increased by 10.7% to $29.2 million compared to $26.4 million in fiscal 1996. These increases were principally due to demand for the Company's updated 1997 JUDY line and new INDY line of mid-priced forks, both of which the Company began shipping during the first quarter of fiscal 1997.

    Export sales, a significant portion of which included products shipped to Asian manufacturing subcontractors for certain U.S.-based OEMs, accounted for approximately 54.6% and 48.6% of net sales in fiscal 1997 and 1996, respectively.

    GROSS MARGIN. Gross margin (gross profit as a percentage of net sales) for fiscal 1997 increased to 36.8% compared to 35.2% for fiscal 1996. The increase in gross margin was principally due to lower manufacturing costs resulting from the Company bringing in-house certain previously subcontracted manufacturing processes and an increased sales base for overhead absorption.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense for fiscal 1997 increased by 8.2% to $12.1 million (or approximately 11.4% of net sales) compared to $11.2 million (or approximately 13.4% of net sales) for fiscal 1996. The decrease of SG&A expense as a percent of net sales was principally due to certain fixed expenses being allocated over an increased sales base. SG&A expense for fiscal 1997 and 1996 included incremental amounts accrued under an incentive-based bonus plan that was terminated as of the Company's IPO in October 1996 of $312,000 and $812,000, respectively. (See Note 7 of Notes to Consolidated Financial Statements.)

    RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSE. Research, development and engineering ("R&D") expense for fiscal 1997 increased by 41.2% to $4.8 million (or approximately 4.5% of net sales) compared to $3.4 million (or approximately 4.1% of net sales) for fiscal 1996. The increase in R&D expense was principally due to increased engineering headcount and certain other development expenses incurred in fiscal 1997 for new products. R&D expense for fiscal 1997 and 1996 included incremental amounts accrued under an incentive based bonus plan that was terminated as of the Company's IPO of $344,000 and $938,000, respectively. (See Note 7 of Notes to Consolidated Financial Statements.) Excluding these bonuses, R&D expense was approximately 4.2% and 2.9% of net sales in fiscal 1997 and fiscal 1996, respectively.

    RESTRUCTURING AND NON-RECURRING CHARGES. The Company incurred a non-recurring charge during fiscal 1997 related to the termination of the Bonus Plan with the Company's former President and Vice President of Advanced Research upon completion of the Company's IPO. The non-recurring charge totaled $6.6 million. (See Note 7 of Notes to Consolidated Financial Statements.)

    INTEREST EXPENSE. The Company incurred interest expense (which included amortization of capitalized financing costs) of $2.7 million for fiscal 1997 compared to $5.8 million for fiscal 1996. The decrease was primarily due to the elimination of all outstanding debt upon the closing of the Company's IPO.

    INCOME TAX EXPENSE. The Company's effective tax rate for fiscal 1997 increased to 38.5% compared to 37.9% for fiscal 1996.

    INCOME BEFORE EXTRAORDINARY ITEM. Income before extraordinary item for fiscal 1997 was $8.2 million compared to $5.7 million for fiscal 1996. Without considering the non-recurring charge, accretion for dividends on mandatorily redeemable preferred stock and extraordinary item discussed below, net income for fiscal 1997 would have been approximately $12.2 million (or $1.05 per share) compared to approximately $5.7 million or ($0.65 per share) for fiscal 1996.

    EXTRAORDINARY ITEM. During fiscal 1997, the Company recognized a one-time pre-tax charge, reflected as an extraordinary item, from the write-off of capitalized financing costs, totaling approximately $2.2 million before income taxes, in connection with the repayment of all of the Company's outstanding debt that occurred in October 1996 upon the closing of the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

    During the past two fiscal years, the Company has satisfied its operating cash needs principally through cash flow from operations. For the year ended March 31, 1998, net cash provided by operating activities was $7.8 million which was comprised of the net income of $5.1 million increased by non-cash charges for depreciation and amortization of $4.7 million, offset by a net increase in working capital of $2.1 million. Accounts receivable at March 31, 1998 increased to $9.2 million net of allowance for doubtful accounts compared to $6.6 million at March 31, 1997. The increase in accounts receivable was due to extending longer payment terms to some of the Company's largest customers as well as granting open credit terms to some foreign customers.

    Net cash used in investing activities was $13.0 million which principally consisted of acquisitions of property and equipment. Net cash provided by financing activities was $1.1 million which represented net proceeds from the exercise of stock options and the tax benefits associated with the disqualifying disposition of such common stock.

    Capital expenditures totaled $13.0 million for fiscal 1998 and $6.6 million for fiscal 1997. The increase in capital expenditures principally related to purchases of manufacturing equipment in fiscal 1998 that allows the Company to bring in-house certain manufacturing processes previously performed by subcontractors. As of March 31, 1998, the Company had purchase commitments of approximately $1.5 million primarily for tooling and machinery to be used in manufacturing beginning in fiscal 1999, which commitments are expected to be funded by cash flow from operations or available cash balances.

    At March 31, 1998, the Company had cash of $10.6 million and working capital of $22.4 million. The Company believes that its current cash balances and or financing sources available will be sufficient to provide operating liquidity for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income ("SFAS 130"). This statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses and gains and losses) in a full set of financial statements and becomes effective for fiscal years beginning after December 15, 1997.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 changes current practice under SFAS 14, "Financial Reporting for Segments of an Enterprise," by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for fiscal years beginning after December 15, 1997.

      The Company does not expect any material impact on the financial statements from these pronouncements.

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

                                                                          Quarter Ended:
                            -----------------------------------------------------------------------------------------------------
                            June 30,   September 30,   December 31,  March 31,   June 30   September 30   December 31   March 31
                              1996         1996           1996         1997        1997         1997         1997         1998
                            --------     --------      --------     --------     --------     --------     --------     --------
Net sales .............     $ 21,378     $ 28,181      $ 32,143     $ 24,510     $ 24,706     $ 28,878     $ 26,575     $ 22,044
Gross profit ..........        7,645       10,375        12,057        9,020        8,646        9,802        7,467        3,105
Operating income (loss)        3,486         (251)        7,846        4,498        4,374        5,269        2,683       (4,868)
Income (loss) before
 extraordinary loss....        1,349         (940)        4,925        2,891        2,900        3,471        1,811       (3,062)
Net income (loss) .....     $  1,349     $ (2,268)     $  4,925     $  2,891     $  2,900     $  3,471     $  1,811     $ (3,062)
                            --------     --------      --------     --------     --------     --------     --------     --------
                            --------     --------      --------     --------     --------     --------     --------     --------

Income (loss) per share
before extraordinary
 loss - basic..........     $   0.15     $  (0.11)     $   0.36     $   0.21     $   0.21     $   0.25     $   0.13     $  (0.22)
Net income (loss) per
 share - basic.........     $   0.15     $  (0.26)     $   0.36     $   0.21     $   0.21     $   0.25     $   0.13     $  (0.22)
                            --------     --------      --------     --------     --------     --------     --------     --------
                            --------     --------      --------     --------     --------     --------     --------     --------
Shares used in per share
 calculations - basic...       8,820        8,820        13,620       13,620       13,642       13,710       13,757       13,757
                            --------     --------      --------     --------     --------     --------     --------     --------
                            --------     --------      --------     --------     --------     --------     --------     --------
Income (loss) per share
 before extraordinary
 loss - diluted........     $   0.15     $  (0.11)     $   0.35     $   0.21     $   0.21     $   0.25     $   0.13     $  (0.22)
Net income (loss)
 per share - diluted...     $   0.15     $  (0.26)     $   0.35     $   0.21     $   0.21     $   0.25     $   0.13     $  (0.22)
                            --------     --------      --------     --------     --------     --------     --------     --------
                            --------     --------      --------     --------     --------     --------     --------     --------
Shares used in per share
 calculations -
 diluted .............         8,820        8,820        14,026       14,059       14,105       14,060       13,998       13,757
                            --------     --------      --------     --------     --------     --------     --------     --------
                            --------     --------      --------     --------     --------     --------     --------     --------

      Because of the Company's fluctuation in sales, historical quarterly operating results do not reflect management's expectations of future quarterly operating results. Management believes that future operating results will fluctuate on a quarterly basis due to a variety of factors, including seasonal cycles associated with the bicycle industry; the effects of weather conditions on consumer purchases; the timing of orders from OEMs, distributors and IBDs; the number and timing of new product introductions; and changes in the mix of products ordered and re-ordered by OEMs, distributors and IBDs. Management anticipates that the Company's sales will normally be lowest in its first and fourth fiscal quarters, which end on June 30 and March 31, respectively.

INFLATION

      The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

IMPACT OF THE YEAR 2000

      During the fiscal year, the Company decided to replace its current management information systems. The system conversion is expected to occur during the 1999 fiscal year and will allow the Company to become Year 2000 compliant. The estimated cost of the system conversion is approximately $1.5 million. However, there can be no assurance that software incompatibility with the Year 2000 on the part of the Company or any of its significant suppliers will not cause an interruption of operations or other limitations of system functionality, or that the Company will not incur substantial costs to avoid such occurrences. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

INTRODUCTION OF THE EURO

      The European Economic and Monetary Union and the introduction of a new currency (the "Euro") will begin in Europe on January 1, 1999. The new currency enables the European Union ("EU") to blend the economies of EU's member states into one large market with unrestricted and unencumbered trade across borders. The change of currencies in Europe may affect the Company's business operations in Europe as well as having systems and accounting issues for the Company. The Company is currently evaluating the impact of the Euro, if any, on the Company's financial position, results of operations and cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                       PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 20, 1998 to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998 and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION AND OTHER INFORMATION

      The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 20, 1998 to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998 and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 20, 1998 to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998 and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 20, 1998 to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)(1)   See page 21 for a listing of financial statements submitted as part of this report.

(a)(2)   The financial statements listed on the accompanying Index to Consolidated
         Financial Statements and Financial Statement Schedule are filed as part of this report.

(a)(3)   The following exhibits are included in this report:

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

  3.2    Form of Amended and Restated Bylaws of RockShox, Inc. *

  4      Form of Common Stock Certificate of RockShox, Inc. *

 10.1    Management Consulting Agreement, dated as of March 24, 1995, between TJC
         Management Corporation and RSx Holdings, Inc. *

 10.2    Form of Registration Rights Agreement among RockShox, Inc., Stephen
         Simons, Debra Simons, Paul Turner and other stockholders named therein. *

 10.3 Form of Amended and Restated Employment Agreement, dated October 2, 1996, between RockShox, Inc. and Paul Turner. *

 10.4    Noncompetition Agreement, dated March 24, 1995, between RSx Holdings,
         Inc. and Stephen Simons. *

 10.5    Noncompetition Agreement, dated March 24, 1995, between RSx Holdings,
         Inc. and Debra Simons. *

 10.6    Noncompetition Agreement, dated March 24, 1995, between RSx Holdings,
         Inc. and Paul Turner. *

 10.7    Consultant Agreement, dated January 1, 1994 by and between Simons &
         Susslin, Inc. and Stephen Simons. *

 10.8    Form of Lease, dated as of May 1, 1994 between Charcot Center Joint
         Venture and RockShox, Inc. *

 10.9    Form of First Amendment to Lease, dated as of August 15, 1994, between
         Charcot Center Joint Venture and RockShox, Inc. *

 10.10   Form of Lease, dated as of October 1, 1995, between Whitecliffe I
         Apartments, Ltd. and RockShox, Inc. *

 10.11   Form of Indemnity Agreement. *

 10.12 Form of Lease, dated as of March 7, 1997, between S. Stephen Nakashima and RockShox, Inc. **

 10.13   Amended and Restated RSx Holdings, Inc. 1996 Stock Plan. *

 10.14   Letter Agreement, dated as of May 7, 1996, between RockShox, Inc. and
         Charles E. Noreen, Jr. **

 10.15   Form of First Amendment to Standard Industrial/Commercial Multi-Tenant
         Lease-modified net, dated November 4, 1997, between S. Stephen Nakashima and Sally S. Nakashima and RockShox, Inc. ***

 10.16   Employment Agreement, dated November 1, 1997, between RockShox, Inc. and
         George Napier. ***

 10.17   Standard Industrial Sublease, dated December 8, 1997, between RockShox,
         Inc. and First American Records Management, Inc.

 10.18   RockShox, Inc. 1998 Stock Option Plan.

 21      List of Subsidiaries of RockShox, Inc. *

 23      Consent of Coopers & Lybrand L.L.P.

 27.1    Financial Data Schedule.

 27.2 Financial Data Schedule restated for fiscal year end 1997, 2nd and 3rd quarters of fiscal 1997 and 1st and 2nd quarters of fiscal 1998.


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           (CONTINUED)
 27.3    Financial Data Schedule restated for the 3rd quarter of fiscal 1998.

--------------------------------------------------------------------------------

       * Previously filed with the Registration Statement on Form S-1 of ROCKSHOX, INC. (Registration No. 333-8069).

      ** Previously filed with Form 10-K of RockShox, Inc. for the year ended
         March 31, 1997.

     *** Previously filed with Form 10-Q of RockShox, Inc. for the quarter ended
         December 31, 1997.

 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the Company's fiscal year ended March 31, 1998.

 (c) See (a)(3) above for a listing of exhibits included as a part of this report.

                                 ROCKSHOX, INC.

                                   FORM 10-K

                           ITEMS 8, 14 (a) AND 14 (d)


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

1.    Consolidated Financial Statements

      Report of Independent Accountants.........................................................  22

      Consolidated Balance Sheets at March 31, 1997 and 1998 ...................................  23

      Consolidated Statements of Operations for the Years Ended March 31, 1996, 1997 and 1998...  24

      Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
          March 31, 1996, 1997 and 1998.........................................................  25

      Consolidated Statements of Cash Flows for the Years Ended March 31, 1996, 1997 and 1998...  26

      Notes to Consolidated Financial Statements................................................  27


2.    Consolidated Financial Statement Schedule

      Schedule II Valuation and Qualifying Accounts.............................................  38


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ROCKSHOX, INC.

      We have audited the accompanying consolidated balance sheets of ROCKSHOX, INC. and Subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ROCKSHOX, INC. as of March 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.



                            COOPERS & LYBRAND L.L.P.

San Jose, California
April 24, 1998

                                 ROCKSHOX, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  MARCH 31,          MARCH 31,
                                                                    1997               1998
                                                                  ---------          ---------
                          ASSETS

Current assets:
   Cash and cash equivalents..............................         $ 14,747          $ 10,554
   Accounts receivable, net of allowance for
      doubtful accounts $1,589 in 1997 and $1,037
       in 1998............................................            6,618             9,230
   Inventories............................................           10,800            11,581
   Prepaid expenses and other current assets..............            1,132               962
   Deferred income taxes..................................            4,739             4,539
                                                                   --------          --------
      Total current assets................................           38,036            36,866
Property and equipment, net...............................            7,700            15,224
Other assets..............................................              139               169
                                                                   --------          --------
      Total assets........................................         $ 45,875          $ 52,259
                                                                   --------          --------
                                                                   --------          --------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.......................................         $  3,459          $  5,869
   Accrued liabilities....................................           10,855             8,625
                                                                   --------          --------
      Total current liabilities...........................           14,314            14,494

Commitments and contingencies (Note 8)

Preferred stock, $0.01 par value:
   Authorized:  10,000,000 shares
   Issued and outstanding:  none in 1997 and 1998
Common stock, $0.01 par value:
   Authorized:  50,000,000 shares
   Issued and outstanding: 13,620,000 shares in
   1997 and 13,757,231 in 1998............................              136               138
Additional paid-in capital................................           64,828            65,910
Distributions in excess of net book value.................          (45,422)          (45,422)
Retained earnings.........................................           12,019            17,139
                                                                   --------          --------
      Total stockholders' equity..........................           31,561            37,765
                                                                   --------          --------
      Total liabilities and stockholders' equity..........         $ 45,875          $ 52,259
                                                                   --------          --------
                                                                   --------          --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ROCKSHOX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                    MARCH 31,      MARCH 31,      MARCH 31,
                                                                      1996            1997          1998
                                                                  ------------    ----------     ----------
Net sales.................................................           $83,509        $106,212       $102,203
Cost of sales.............................................            54,110          67,115         73,183
                                                                     -------        --------       --------
    Gross profit..........................................            29,399          39,097         29,020

Selling, general and administrative expense...............            11,220          12,137         13,363
Research, development and engineering expense.............             3,401           4,801          4,873
Restructuring and non-recurring charges...................               ---           6,580          3,326
                                                                     -------        --------       --------
   Operating expenses.....................................            14,621          23,518         21,562
                                                                     -------        --------       --------
      Income from operations..............................            14,778          15,579          7,458
Interest income...........................................               136             492            606
Interest expense..........................................            (5,786)         (2,697)           ---
                                                                     -------        --------       --------
   Income before income taxes.............................             9,128          13,374          8,064
Provision for income taxes................................             3,464           5,149          2,944
                                                                     -------        --------       --------
   Income before extraordinary loss.......................             5,664           8,225          5,120

Extraordinary loss from early extinguishment of debt,
   net of tax benefit of $885,000.........................               ---           1,328            ---
                                                                     -------        --------       --------
        Net income before accretion.......................             5,664           6,897          5,120

Accretion for dividends on mandatorily redeemable
   preferred stock........................................               357             185            ---
                                                                     -------        --------       --------
        Net income available to common stockholders.......           $ 5,307        $  6,712       $  5,120
                                                                     -------        --------       --------
                                                                     -------        --------       --------

Income per share before extraordinary item - basic........           $  0.60        $   0.71       $   0.37
Loss per share from extraordinary item - basic............               ---           (0.12)           ---
                                                                     -------        --------       --------
    Net income per share - basic..........................           $  0.60        $   0.59       $   0.37
                                                                     -------        --------       --------
                                                                     -------        --------       --------

Shares used in per share calculations - basic.............             8,820          11,430         13,717
                                                                     -------        --------       --------
                                                                     -------        --------       --------

Income per share before extraordinary item - diluted......           $  0.60        $   0.69       $   0.36
Loss per share from extraordinary item - diluted .........               ---           (0.11)           ---
                                                                     -------        --------       --------
   Net income per share - diluted.........................           $ 0. 60        $   0.58       $   0.36
                                                                     -------        --------       --------
                                                                     -------        --------       --------

Shares used in per share calculations - diluted...........             8,820          11,641         14,030
                                                                     -------        --------       --------
                                                                     -------        --------       --------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 ROCKSHOX, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                       DISTRIBUTIONS
                                        COMMON STOCK      ADDITIONAL    IN EXCESS OF
                                     -----------------     PAID-IN         NET BOOK      RETAINED
                                     SHARES     AMOUNT     CAPITAL          VALUE        EARNINGS      TOTAL
                                     ------     ------    ----------   -------------     --------     --------
Balances, March 31, 1995 .......      8,820      $ 88      $   412        $(45,422)          ---      $(44,922)
   Accretion for dividends on
     mandatorily redeemable
     preferred stock ...........        ---       ---          ---             ---       $  (357)         (357)
   Net income ..................        ---       ---          ---             ---         5,664         5,664
                                     ------      ----      -------        --------       -------      --------
Balances, March 31, 1996........      8,820        88          412         (45,422)        5,307       (39,615)

   Issuance of common stock in
     initial public offering ...      4,800        48       64,416             ---           ---        64,464
   Accretion for dividends on
     mandatorily redeemable
     preferred stock ...........        ---       ---          ---             ---          (185)         (185)
   Net income ..................        ---       ---          ---             ---         6,897         6,897
                                     ------      ----      -------        --------       -------      --------
Balances, March 31, 1997........     13,620       136       64,828         (45,422)       12,019        31,561
   Proceeds from exercise of
     stock options .............        137         2          606             ---           ---           608

   Tax benefits from
     disqualifying dispositions
      of common stock...........        ---       ---          476             ---           ---           476
   Net income ..................        ---       ---          ---             ---         5,120         5,120
                                     ------      ----      -------        --------       -------      --------
Balances, March 31, 1998........     13,757      $138      $65,910        $(45,422)      $17,139      $ 37,765
                                     ------      ----      -------        --------       -------      --------
                                     ------      ----      -------        --------       -------      --------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 ROCKSHOX. INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                    YEAR              YEAR           YEAR
                                                                    ENDED             ENDED          ENDED
                                                                   MARCH 31,        MARCH 31,      MARCH 31,
                                                                     1996             1997           1998
                                                                   ---------        ---------      ---------
Cash flows from operating activities:
  Net income.............................................           $ 5,664         $  6,897       $  5,120
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Restructuring and non-recurring charges...............               ---              ---          3,326
   Depreciation and amortization.........................             1,746            3,467          4,706
   Write-off of capitalized financing costs..............               ---            2,213            ---
   Loss on disposal of fixed assets......................               ---              ---            782
   Provision for doubtful accounts.......................             1,518              175           (489)
   Provision for excess and obsolete inventories.........             2,009              825          2,408
   Deferred income taxes.................................            (2,298)            (934)           200
Changes in operating assets and liabilities:
   Accounts receivable...................................            (1,699)          (1,222)        (2,123)
   Inventories...........................................            (6,095)          (3,189)        (3,189)
   Prepaid expenses and other current assets.............                86             (735)           170
   Accounts payable and accrued liabilities..............             7,589             (376)        (3,146)
                                                                    -------         --------       --------
    Net cash provided by operating activities............             8,520            7,121          7,765
                                                                    -------         --------       --------
Cash flows from investing activities:
   Purchase of property and equipment....................            (4,074)          (6,554)       (13,012)
   Other.................................................                52              (50)           (30)
                                                                    -------         --------       --------
    Net cash used in investing activities................            (4,022)          (6,604)       (13,042)
                                                                    -------         --------       --------
Cash flows from financing activities:
   Proceeds from exercise of stock options ..............               ---              ---            608
   Tax benefits from disqualifying dispositions of common
    stock................................................               ---              ---            476
   Proceeds from Initial Public Offering, net of expenses               ---           64,464            ---
   Repayment of mandatorily redeemable  preferred stock..               ---           (7,542)           ---
   Repayment of short-term borrowings and bank debt......            (3,750)         (27,500)           ---
   Repayment of notes payable to related parties.........              (250)         (17,000)           ---
                                                                    -------         --------       --------
    Net cash provided by (used in) financing activities..            (4,000)          12,422          1,084
                                                                    -------         --------       --------
     Net increase (decrease) in cash and cash equivalents               498           12,939         (4,193)
Cash and cash equivalents, beginning of period...........             1,310            1,808         14,747
                                                                    -------         --------       --------
Cash and cash equivalents, end of period.................           $ 1,808         $ 14,747       $ 10,554
                                                                    -------         --------       --------
                                                                    -------         --------       --------
Supplemental disclosure of cash flow information:
   Income taxes paid.....................................           $ 4,180         $  5,065       $  2,478
   Interest paid.........................................             4,939            3,599            ---
   Accretion for dividends on mandatorily redeemable
    preferred stock......................................               357              185            ---

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND EQUITY TRANSACTIONS:

      NATURE OF OPERATIONS:

      ROCKSHOX, INC. ("the Company") designs, manufactures and markets high performance bicycle suspension products. During the fiscal year ended March 31, 1998, the Company marketed thirteen front suspension forks and three rear shocks under its JUDY, INDY, SID, BOXXER, RUBY and DELUXE product lines. The Company's products are primarily sold to bicycle manufacturers ("OEMs"), who incorporate ROCKSHOX branded components as part of new, fully assembled mountain bikes sold worldwide, and directly to independent bicycle dealers ("IBDs") and through distributors (together with IBDs, "the retail accessory market"). For the years ended March 31, 1996, 1997 and 1998 approximately 68%, 72% and 76% respectively, of the Company's total net sales were to OEMs. For the years ended March 31, 1996 1997 and 1998 approximately 32%, 28% and 24% respectively, of the Company's total net sales were to the retail accessory market.

      INITIAL PUBLIC OFFERING:

      In October 1996, the Company completed an initial public offering ("IPO") of 4.8 million shares of common stock, at $15.00 per share. The net proceeds to the Company were approximately $64.5 million after deducting the underwriting discount and offering expenses. From the net proceeds, $43 million was used to repay all of the Company's debt, $7.5 million was used to redeem all of Holdings' (defined below) outstanding preferred stock and accrued dividends, and $7.3 million was used to terminate an incentive bonus plan ("Bonus Plan") with the Company's President and Vice President of Advanced Research. The bonus termination fee, less accrued bonus payments, has been disclosed as a non-recurring charge in the fiscal 1997 Statement of Operations. The remaining net proceeds were used for working capital purposes.

      Immediately prior to the IPO, the Company merged (the "Merger") with and into its parent company, RSx Holdings, Inc. ("Holdings"), and each share of common stock of Holdings was converted into 88.2 shares of common stock of the Company. All share and per share data in the accompanying financial statements have been retroactively restated to reflect the Merger.

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

      CARRYING VALUE OF FINANCIAL INSTRUMENTS:

      Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable and cash and cash equivalents. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values based on information available as of March 31, 1997 and 1998.

      CONCENTRATIONS OF CREDIT RISK AND CONCENTRATION OF REVENUE:

      The Company performs ongoing credit evaluations, generally does not require collateral of its customers and maintains allowances for potential credit losses. At March 31, 1997, three OEM customers accounted for 32%, 13% and 10% of accounts receivable. At March 31, 1998, two OEM customers accounted for 26% and 11% of accounts receivable. For the years ended March 31, 1996, 1997 and 1998, revenues from one individual customer were $14,950, $21,262 and $16,032, respectively.

      CASH AND CASH EQUIVALENTS:

      The Company considers all investments purchased with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. Substantially all cash balances are held in two financial institutions domiciled in the United States.

      INVENTORIES:

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or at market.

      PROPERTY AND EQUIPMENT:

      Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight line method. Major additions and betterments are capitalized, while replacements, maintenance and repairs that do not improve or extend the life of the assets are charged to expense. Leasehold improvements are amortized over the length of the lease or their estimated useful life, whichever is less. In the period assets are retired or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss on disposal is included in results of operations.


                                                     Depreciable life
                                                     ----------------
Computer equipment,
  furniture and fixtures..................                3-7  years
Machinery and equipment...................                3-10 years
Tooling...................................                1-2  years
Leasehold improvements....................            up to 7  years

      LONG-LIVED ASSETS:

      The Company periodically evaluates the recoverability of long-lived assets. The Company recognizes an impairment charge when the future undiscounted cash flows from each asset is estimated to be insufficient to recover its related carrying value.

      CAPITALIZED FINANCING COSTS AND EXTRAORDINARY ITEM:

      As discussed in Note 1, in October 1996, the Company completed its IPO. In connection with the IPO, the Company repaid all outstanding debt and terminated a $6 million bank line of credit. In connection with the extinguishment of this debt, the Company wrote off the unamortized balance of capitalized financing costs of $2.2 million as an extraordinary item, net of income tax benefit, in the accompanying Statement of Operations.

      Capitalized financing costs associated with the issuance of the bank debt and subordinated notes were being amortized over the terms of the related debt using the straight-line method for the line of credit and the interest method for the term loan and subordinated notes. Amortization expense for the years ended March 31, 1996 and 1997 was $690,000 and $300,000, respectively. There was no amortization expense for the year ended March 31, 1998.

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

      ADVERTISING COSTS:

      Advertising costs are charged to operations as incurred. Advertising costs were $1,089,000, $1,590,000 and $1,922,000 for the years ended March 31, 1996, 1997 and 1998, respectively.

      INCOME TAXES:

      The Company's provisions for income taxes comprises its estimated tax liability currently payable and the change in its deferred income taxes. Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income.

      RECENT ACCOUNTING PRONOUNCEMENTS:

      In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses and gains and losses) in a full set of financial statements and becomes effective for fiscal years beginning after December 15, 1997.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 changes current practice under SFAS 14, "Financial Reporting for Segments of an Enterprise," by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for fiscal years beginning after December 15, 1997.

      The Company does not expect any material impact on the financial statements from these pronouncements.

      EARNINGS PER SHARE:

    The Company has adopted the provisions of SFAS No. 128, Earnings Per Share ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options and warrants for all periods. All prior period net income (loss) amounts have been restated to comply with SFAS 128.

      STOCK BASED COMPENSATION

      The Company accounts for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and provides pro forma disclosure in Note 9 to the financial statements as if the measurement provisions of SFAS No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," had been adopted.

3.     RESTRUCTURING AND NON-RECURRING CHARGES:

      Restructuring and non-recurring charges comprise the following (IN THOUSANDS):

                                                 1997     1998
                                               -------   ------
      Restructuring plan ....................      ---   $2,244
      Settlement of legal dispute ...........      ---      637
      Write down of equipment ...............      ---      445
      Termination of incentive bonus plan....   $6,580      ---
                                                ------   ------
                                                $6,580   $3,326
                                                ------   ------
                                                ------   ------

      During the fourth quarter of fiscal 1998, the Company announced a restructuring plan which included a work force reduction of approximately 40 employees and the consolidation of the Company's facilities. The program is primarily aimed at focusing the Company's business processes, attaining cost efficiencies and increasing manufacturing flexibility. The restructuring charge includes a provision of $600,000 for severance costs. No severance benefits had been charged against the related accrual as of March 31, 1998, and severance costs are anticipated to be paid primarily during fiscal 1999. In connection with the restructuring plan the Company also recorded a charge of $1,644,000 which includes the estimated losses associated with vacating certain of the Company's leasehold premises, the write-off of associated leasehold improvements and furniture and fixtures no longer being used. The Company expects to complete the restructuring plan during fiscal 1999.

      During fiscal 1998, the Company entered into a settlement and cross-licensing agreement with Answer Products and has recognized a charge of $637,000 which includes associated settlement and legal costs.

      The Company recognized an impairment charge of $445,000 relating to property and equipment used for the production of certain discontinued products. The Company recognizes an impairment charge when the future undiscounted cash flows of each asset are estimated to be insufficient to recover its related carrying value. As such, the carrying values of these assets were written down to the Company's estimates of fair value. Fair value was based on sales of similar assets, or other estimates of fair value such as estimated future cash flows. The Company does not anticipate significant proceeds from disposal. None of the assets affected by this action are currently held for sale.

      Also during the fourth quarter of fiscal 1998, the Company wrote-off and charged to cost of goods sold $1,429,000 of inventory relating to discontinued products.

      The non-recurring charges and costs associated with the restructuring plan are based on management's estimates and are therefore subject to risks and uncertainties. As a result, the Company believes that it is reasonably possible that these estimates may be revised in the near term.

      As discussed in Note 7, during fiscal 1997, the Company recorded a non-recurring charge of approximately $6.6 million related to the termination of an incentive based bonus plan with the Company's former President and Vice President of Advanced R&D.






       4.  INVENTORIES (IN THOUSANDS):

                                MARCH 31,
                           ---------------------
                             1997          1998
                           -------       -------
      Raw materials ...    $ 6,357       $ 7,023
      Finished goods ..      4,443         4,558
                           -------       -------
                           $10,800       $11,581
                           -------       -------
                           -------       -------

      Any misjudgment by the Company or any of its OEM customers of the demand for any of its respective products may cause the Company's excess and obsolete inventory to exceed estimated allowances for such inventory.

5.    PROPERTY AND EQUIPMENT, NET (IN THOUSANDS):

                                                                  MARCH 31,
                                                          -------------------------
                                                            1997              1998
                                                          -------           -------
      Computer equipment,
        furniture and fixtures..................          $ 2,838           $ 3,959
      Machinery and equipment...................            3,107             6,884
      Tooling...................................            4,055             7,312
      Leasehold improvements....................              273               277
                                                          -------           -------
                                                           10,273            18,432
      Less:  accumulated
        depreciation and
        amortization............................           (3,818)           (8,102)

      Construction in progress..................            1,245             4,894
                                                          -------           -------
                                                          $ 7,700           $15,224
                                                          -------           -------
                                                          -------           -------

      Depreciation and amortization expense on property and equipment for the years ended March 31, 1996, 1997 and 1998 was $1,056,000, $3,167,000 and $4,706,000, respectively.

6.    ACCRUED LIABILITIES (IN THOUSANDS):

                                                                  MARCH 31,
                                                          -------------------------
                                                            1997              1998
                                                          -------           -------
      Accrued payroll and benefits..............           $ 2,200           $1,310
      Accrued income taxes payable..............               667              413
      Accrued warranty..........................             4,725            2,751
      Accrued non-recurring charges.............               ---            1,668
      Other.....................................             3,263            2,483
                                                           -------           ------
                                                           $10,855           $8,625
                                                           -------           ------
                                                           -------           ------

      The Company had $4,725,000 and $2,751,000 in accrued warranty costs at March 31, 1997 and March 31, 1998, respectively. There can be no assurance that such accrued liabilities may not change in the future or that future warranty costs for sales made through such dates will not be greater than the amounts accrued by the Company on its consolidated financial statements, either of which could have a material adverse effect on the Company or its prospects. No provision for these possible excess warranty costs has been recorded in the accompanying financial statements.

7.    RELATED PARTY TRANSACTIONS:

      CONSULTING AND EMPLOYMENT AGREEMENTS:

      Prior to the IPO, the Company had entered into annual employment agreements (the "Employment Agreements" or the "Bonus Plan") with the Company's former President and its Vice President of Advanced Research, and a management consulting agreement (the "Consulting Agreement") with The Jordan Company ("Jordan"), whose principals are stockholders of the Company.

      The Company's former President and its Vice President of Advanced Research, both of whom are stockholders, entered into employment agreements with the Company, dated as of March 24, 1995 (each, an "Employment Agreement"). Each Employment Agreement was for an initial one-year term and automatically renewed for additional one-year terms, not to exceed four one-year renewal terms in total, at the election of the former President and the Vice President of Advanced Research, as the case may be. Each Employment Agreement could be terminated by the Company for cause (as defined therein) or by the former President and the Vice President of Advanced Research, as the case may be, for good reason (as defined therein). Pursuant to his respective Employment Agreement, each of the former President and the Vice President of Advanced Research (i) received initial payments of $2,820,000 and $1,880,000, respectively, (ii) received an annual salary of $250,000 and certain perquisites and (iii) was entitled to receive an annual payment under the Bonus Plan based upon the Company's operating results up to a maximum payment of $1.5 million for any one fiscal year during the period commencing April 1, 1995 and ending March 31, 2000, but not to exceed an aggregate of $5 million during such period. Aggregate incentive compensation earned under the Bonus Plan was $2,125,000 for the fiscal year ended March 31, 1996, of which $1,062,500 was included in selling, general and administrative expense and $1,062,500 was included in research and development expense in the statement of operations.

      Effective simultaneously with the closing of the IPO, the Company terminated the Employment Agreements, entered into amended and restated employment agreements with each of the former President and the Vice President of Advanced Research (each, an "Amended Employment Agreement") and recorded a non-recurring charge of approximately $6.6 million related to the termination of the Employment Agreements in fiscal 1997. The Amended Employment Agreements are substantially similar to the Employment Agreements, except that pursuant to the Amended Employment Agreements the Bonus Plan was terminated and, in consideration thereof, the Company paid to each of the former President and the Vice President of Advanced Research approximately $3.7 million. Each Amended Employment Agreement also provides that, for each fiscal year commencing April 1, 1996 during the term of the Amended Employment Agreement in which the former President and the Vice President of Advanced Research, as the case may be, has been an employee of the Company for the entire fiscal year, the Company will pay to the former President and the Vice President of Advanced Research a cash bonus of an amount not to exceed 100% and 50%, respectively, of his annual salary of $250,000, based upon an evaluation of his duties and, in the case of the Company's former President, upon the performance of the Company during the fiscal year. Aggregate incentive compensation earned under the Amended Employment Agreement was $375,000 in fiscal 1997, of which $250,000 was included in selling, general and administrative expense and $125,000 was included in research and development expense in the statement of operations. During fiscal 1998, no incentive compensation was earned under the Amended Employment Agreements.

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

      NOTES PAYABLE:

      In conjunction with the Company's IPO, certain subordinated notes payable to stockholders were repaid in October 1996. Each of the subordinated notes bore interest at 13.5% per annum, with the interest payable semi-annually.

      INVENTORY PURCHASES:

      For the years ended March 31, 1996, 1997 and 1998, the Company paid $8,529,000, $2,915,000 and $1,813,000, respectively, to a supplier of raw materials. Prior to March 18, 1994, the former President of the Company owned 50% of the common stock of this supplier. The President sold such stock on March 18, 1994. The President provides consulting services to this supplier, in consideration of which the President is entitled to receive certain payments through 2002.

8.    COMMITMENTS AND CONTINGENCIES:

      COMMITMENTS:

      The Company leases its manufacturing and sales facilities and certain of its equipment under noncancelable operating leases that expire at various times through 2004. Certain of these leases require escalating monthly payments and, therefore, periodic rent expense is being recognized on a straight-line basis. Under these leases, the Company is responsible for maintenance costs, including real property taxes, utilities and other costs. Also, certain of these leases contain renewal options.

      Total rent expense for these leases for the years ended March 31, 1996, 1997 and 1998 was $520,000, $876,000 and $1,593,000, respectively.

Following is a summary, by fiscal year, of future minimum lease payments under operating leases at March 31, 1998 (IN THOUSANDS):


      Fiscal Year
      -----------
      1999...............................................            $1,647
      2000...............................................             1,700
      2001...............................................             1,505
      2002...............................................             1,051
      2003...............................................             1,077
      Thereafter.........................................             1,202
                                                                     ------
      Total minimum lease payments.......................            $8,182
                                                                     ------
                                                                     ------

      LEGAL PROCEEDINGS:

      The Company is involved in certain legal matters in the ordinary course of business including the alleged infringement of a competitor's patent. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable.

9.    STOCKHOLDERS' EQUITY:

      STOCK OPTION PLAN:

      In May 1996, the Company adopted the Amended and Restated RSx Holdings, Inc. 1996 Stock Plan (such plan, as amended, the "1996 Stock Plan"). The 1996 Stock Plan provides for the issuance of up to a maximum of 979,020 shares of common stock pursuant to awards under the 1996 Stock Plan. The Company has reserved 979,020 shares of common stock for issuance under the 1996 Stock Plan. Under the 1996 Stock Plan, incentive stock options may be granted only to employees of the Company or any parent or subsidiary thereof, and non-statutory stock options and stock purchase rights may be granted to employees and directors of, and consultants to, the Company or any parent or subsidiary thereof. In August 1997, the Company increased the number of shares issuable under the 1996 Stock Plan to a maximum of 1,279,020 shares of common stock pursuant to award under the 1996 Stock Plan.

      In February 1998, the Company's Board of Directors adopted the ROCKSHOX, INC. 1998 Stock Option Plan (the "1998 Stock Plan," and, together with the 1996 Stock Plan, the "Plans"). The 1998 Stock Plan provides for the issuance of up to a maximum of 300,000 shares of common stock pursuant to awards under the 1998 Stock Plan. Under the 1998 Stock Plan, incentive stock options may be granted only to employees of the Company or any parent or subsidiary thereof, and non-statutory stock options and stock purchase rights may be granted to employees and directors of, and consultants to, the Company or any parent or subsidiary thereof.

      Under the Company's stock option plans, options become exercisable at dates and in amounts as specified by the Board of Directors and expire generally ten years from the date of grant. Options are generally granted to employees at prices not less than fair market value on the date of grant and become exercisable over a period of between three to five years. The following is a summary of activity of the Plans for fiscal 1997 and fiscal 1998:


                                 SHARES           NUMBER                                       WEIGHTED
                                AVAILABLE           OF           EXERCISE                       AVERAGE
OUTSTANDING OPTIONS             FOR GRANT         SHARES           PRICE           TOTAL         PRICE
-------------------            ----------       --------       -------------    -----------    ----------
Options reserved                 979,020
Options granted                 (846,291)         846,291        $4.39-$15      $ 6,353,306      $7.51
Options canceled                   7,750           (7,750)          $15            (116,250)    $15.00
                                --------        ---------                       -----------
Balances, March 31, 1997         140,479          838,541        $4.39-$15        6,237,056      $7.44
Options reserved                 600,000
Options granted                 (531,450)         531,450       $7.13-$14.93      4,548,448      $8.56
Options exercised                    ---         (137,236)      $4.39-$4.69        (607,466)     $4.41
Options canceled                  81,142          (81,142)       $4.39-$15       (1,111,447)    $13.72
                                --------        ---------                       -----------
Balances, March 31, 1998         290,171        1,151,613        $4.39-$15      $ 9,066,591      $7.87
                                --------        ---------                       -----------
                                --------        ---------                       -----------

At March 31, 1997 and 1998, 227,618 and 254,134 outstanding options were exercisable under the Plans, at weighted average exercise prices of $5.04 and $6.80, respectively.

      As discussed in Note 2, the Company continues to account for the Plans in accordance with APB 25. Consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                                         1997            1998
                                                                                       ------          ------
Net income available to common stockholders - as reported.........................     $6,712          $5,120
Net income available to common stockholders - pro forma...........................     $6,221          $4,517
Net income available to common stockholders - per share - basic as reported.......     $ 0.59          $ 0.37
Net income available to common stockholders - per share - diluted as reported.....     $ 0.58          $ 0.36
Net income available to common stockholders - per share - basic pro forma.........     $ 0.54          $ 0.33
Net income available to common stockholders - per share - diluted pro forma.......     $ 0.53          $ 0.33
                                                                                         1997            1998
                                                                                       ------          ------
Income before extraordinary item - as reported....................................     $8,225          $5,120
Income before extraordinary item - pro forma......................................     $7,734          $4,517
Income before extraordinary item - per share - basic as reported..................     $ 0.71          $ 0.37
Income before extraordinary item - per share - diluted as reported................     $ 0.69          $ 0.36
Income before extraordinary item - per share - basic pro forma....................     $ 0.68          $ 0.33
Income before extraordinary item - per share - diluted pro forma..................     $ 0.66          $ 0.33

      The above pro-forma disclosures are not necessarily representative of the effects on reported net income for future years. The aggregate fair value and weighted average fair value per share of options granted in the years ended March 31, 1998 and 1997 were $2.2 million and $1.9 million and $4.16 and $2.27, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                                                   1997            1998
                                                                ----------     -------------
           Risk-free interest rate.........................     6.08%-6.27%    5.47%-6.52%
           Expected life...................................         3.5            3.5
           Expected dividends..............................         ---            ---
           Expected volatility.............................        0-58%            57%

      The risk-free interest rate was calculated in accordance with the grant.

      The options outstanding and currently exercisable by exercise price at March 31, 1998 were as follows:

                                                                  Options Currently
                             Options Outstanding                     Exercisable
                  -----------------------------------------    -------------------------
                                  Weighted
                                  Average         Weighted                    Weighted
                                  Remaining       Average                     Average
Exercise          Number          Contractual     Exercise     Number         Exercise
Price             Outstanding     Life (Years)    Price        Exercisable    Price
-------------     -----------     ------------    ---------    -----------    ----------
$4.39-$4.69         451,248          7.59         $  4.42        196,064      $  4.42
$7.13-$7.44         426,000          9.90            7.29              0          ---
$13.13-$13.75        53,050          9.05           13.35          5,840        13.49
$14.93               53,250          9.05           14.93          6,300        14.93
$15.00              168,065          6.91           15.00         45,930        15.00
                  ---------                                      -------
                  1,151,613          8.28            7.87        254,134         6.80

10.   INCOME TAXES:

      The components of the provision for income taxes, all of which arise from domestic income, are summarized as follows (IN THOUSANDS):

                                                                Year
                                                                Ended
                                                              March 31,
                                                --------------------------------------
                                                  1996           1997           1998
                                                -------        -------        --------
Current:
      State.........................            $ 1,127        $ 1,133         $   140
      Federal.......................              4,635          4,950           2,604
                                                -------        -------         -------
                                                  5,762          6,083           2,744

Deferred:
      State.........................               (281)          (121)             10
      Federal.......................             (2,017)          (813)            190
                                                -------        -------         -------
                                                 (2,298)          (934)            200
                                                -------        -------         -------
                                                $ 3,464        $ 5,149        $  2,944
                                                -------        -------         -------
                                                -------        -------         -------

      The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the provision for income taxes reflected in the statements of operations are as follows:

                                                                Year
                                                                Ended
                                                              March 31,
                                                --------------------------------------
                                                  1996           1997           1998
                                                -------        -------        --------
United States statutory rate............          35.0%         35.0%           34.0%
Foreign Sales Corporation tax
   benefit .............................          (2.5)         (2.5)           (3.1)
States taxes, net of federal
   benefit .............................           5.1           5.0             3.1
Other ..................................           0.3           1.0             2.5
                                                  ----         -----            ----
                                                  37.9%         38.5%           36.5%
                                                  ----         -----            ----
                                                  ----         -----            ----

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (IN THOUSANDS):

                                                                  March 31,
                                                           ----------------------
                                                            1997            1998
                                                           ------          ------
Allowance for doubtful accounts.....................       $  581          $  375
Allowance for excess and obsolete inventory.........          979           1,082
Accrued warranty....................................        1,728             995
Accrued liabilities.................................          691             704
Restructuring ......................................          ---             604
Other...............................................          760             779
                                                           ------          ------
   Net deferred tax asset...........................       $4,739          $4,539
                                                           ------          ------
                                                           ------          ------

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

11.   EMPLOYEE BENEFIT PLAN:

      The Company has established a defined contribution retirement plan that is intended to qualify under Section 401 of the Internal Revenue Code ("the Plan"). The Plan covers substantially all officers and employees of the Company. Company contributions to the Plan are determined at the discretion of the Board of Directors. No Company contributions were made to the Plan for the year ended March 31, 1996. For the years ended March 31, 1997 and 1998, Company contributions amounted to approximately $16,000 and $84,000, respectively (IN thousands).

12.   BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION:

      The Company currently operates in one industry segment, the bicycle industry, for financial reporting purposes. Summarized below are the Company's export sales (including sales to domestic OEMs of products shipped to their overseas manufacturing subcontractors), all of which are denominated in U.S. dollars (IN THOUSANDS):

                                   Year Ended
                                   March 31,
                   ----------------------------------------
                     1996             1997             1998
Asia .........     $22,813          $31,013          $34,055
Europe .......      13,708           21,179           25,100
Other ........       4,091            5,846            4,372
                   -------          -------          -------
                   $40,612          $58,038          $63,527
                   -------          -------          -------
                   -------          -------          -------

13.   EARNINGS PER SHARE:

        A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS).


                                                                                          Year
                                                                                          Ended
                                                                                        March 31,
                                                                     ------------------------------------------
                                                                      1996             1997               1998
                                                                     ------          --------           -------
Weighted average shares of common stock outstanding............       8,820            11,430            13,717
                                                                     ------          --------           -------
Shares used in basic net income per share calculation..........       8,820            11,430            13,717
                                                                     ------          --------           -------
                                                                     ------          --------           -------

Weighted average shares of common stock outstanding............       8,820            11,430            13,717
Diluted effect of stock options................................         ---               211               313
                                                                     ------          --------           -------
Shares used in diluted net income per share calculation........       8,820            11,641            14,030
                                                                     ------          --------           -------
                                                                     ------          --------           -------

Reconciliation of net income available to stockholders used
   in basic and diluted per share calculations:
Income before extraordinary item...............................      $5,664          $  8,225           $ 5,120
Accretion for dividends on mandatorily redeemable
   preferred stock.............................................         357               185               ---
                                                                     ------          --------           -------
    Income before extraordinary loss available to
     common stockholders.......................................       5,307             8,040             5,120
Extraordinary loss from early extinguishment of debt
   (net of tax benefit of $885)................................         ---            (1,328)              ---
                                                                     ------          --------           -------
      Net income available to common stockholders..............      $5,307          $  6,712           $ 5,120
                                                                     ------          --------           -------
                                                                     ------          --------           -------


Income per share before extraordinary item - basic.............      $ 0.60          $   0.71           $  0.37
Loss per share from extraordinary item - basic.................         ---             (0.12)              ---
                                                                     ------          --------           -------
    Net income per share - basic...............................      $ 0.60          $   0.59           $  0.37
                                                                     ------          --------           -------
                                                                     ------          --------           -------

Income per share before extraordinary item - diluted...........      $ 0.60          $   0.69           $  0.36
Loss per share from extraordinary item - diluted...............         ---             (0.11)              ---
                                                                     ------          --------           -------
   Net income per share - diluted..............................      $ 0.60          $   0.58           $  0.36
                                                                     ------          --------           -------
                                                                     ------          --------           -------


      As of March 31, 1997 and 1998, options to purchase 252,394 shares and 286,192 shares were not included in the earnings per share calculation as the effect was anti-dilutive.

                                 SCHEDULE II

                               ROCKSHOX, INC.

                      VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                               (IN THOUSANDS)

                               BALANCE AT     CHARGED TO   DEDUCTIONS    BALANCE
                                BEGINNING     COSTS AND        AND      AT END OF
DESCRIPTION                     OF PERIOD     EXPENSES     WRITE-OFFS    PERIOD
---------------                ----------    -----------   ----------   ----------
As of March 31, 1996:
Allowance for excess and
   obsolete inventory .....      $   37        $ 2,009       $   (37)      $2,009
Allowance for doubtful
   accounts ...............          41          1,518          (127)       1,432

As of March 31, 1997:
Allowance for excess and
   obsolete inventory .....       2,009            825          (158)       2,676
Allowance for doubtful
   accounts ...............       1,432            175           (18)       1,589

As of March 31, 1998:
Allowance for excess and
   obsolete inventory .....       2,676          2,408        (2,095)       2,989
Allowance for doubtful
   accounts ...............       1,589           (489)          (63)       1,037

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ROCKSHOX, INC.


      Date:  June 25, 1998            By:  /s/ CHARLES E. NOREEN, Jr.
                                           ---------------------------------
                                               Charles E. Noreen, Jr.
                                               Vice President, Finance and
                                               Chief Financial Officer


      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


By: /s/ GEORGE NAPIER                    Chief Executive Officer, President and      June 25, 1998
    ---------------------------------      Director
        George Napier                      (Principal Executive Officer)



By:                                      Chairman of the Board and Director
    ---------------------------------
        Stephen W. Simons


By: /s/ CHARLES E. NOREEN, JR.           Vice President, Finance                     June 25, 1998
     ---------------------------------     Chief Financial Officer and Secretary
        Charles E. Noreen, Jr.             (Principal Financial and Accounting
                                           Officer)


By: /s/ PAUL H. TURNER                   Director                                    June 25, 1998
    ---------------------------------
        Paul H. Turner


By: /s/ JOHN W. JORDAN II                Director                                    June 25, 1998
    ---------------------------------
        John W. Jordan II


By:                                      Director
    ---------------------------------
        Adam E. Max



By:   /s/ MICHAEL R. GAULKE              Director                                    June 25, 1998
      ---------------------------------
          Michael R. Gaulke


By:                                      Director
    ---------------------------------
        Edward Post

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders of
ROCKSHOX, INC.

      Our report on the consolidated financial statements of ROCKSHOX, INC. is included on page 21 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 20 of this Form 10-K.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                 COOPERS & LYBRAND L.L.P.

San Jose, California
April 24, 1998