Form 10-K405/A
period 1998-03-31
ROCKSHOX INC
filed 1998-06-26
CIK 1017047

      As filed with the Securities and Exchange Commission on June 26, 1998

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

                                 FORM 10-K/A #1
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

 10.16   Employment Agreement, dated November 1, 1997, between RockShox, Inc. and
         George Napier. ***

 10.17   Standard Industrial Sublease, dated December 8, 1997, between RockShox,
         Inc. and First American Records Management, Inc.****

 10.18   RockShox, Inc. 1998 Stock Option Plan.****

 21      List of Subsidiaries of RockShox, Inc. *

 23      Consent of Coopers & Lybrand L.L.P.****

 27.1    Financial Data Schedule.

 27.2 Financial Data Schedule restated for fiscal year end 1997, 2nd and 3rd quarters of fiscal 1997 and 1st and 2nd quarters of fiscal 1998.****


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           (CONTINUED)
 27.3    Financial Data Schedule restated for the 3rd quarter of fiscal
         1998.****

--------------------------------------------------------------------------------

       * Previously filed with the Registration Statement on Form S-1 of ROCKSHOX, INC. (Registration No. 333-8069).

      ** Previously filed with Form 10-K of RockShox, Inc. for the year ended
         March 31, 1997.

     *** Previously filed with Form 10-Q of RockShox, Inc. for the quarter ended
         December 31, 1997.

    **** Previously filed with Form 10K of Rockshox, Inc. for the year ended
         March 31, 1998.

 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the Company's fiscal year ended March 31, 1998.

 (c) See (a)(3) above for a listing of exhibits included as a part of this report.