Form 10-Q
period 1998-06-30
ROCKSHOX INC
filed 1998-08-14
CIK 1017047

                                    UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSSION
                               Washington, D.C. 20549

                                     Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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


                                     NO CHANGE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

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

As of August 4, 1998 there were 13,761,147 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 12 pages, of which this is page 1.

                                     INDEX

                                                                           Page
                                                                           ----
Part I:  Financial Information

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 1998
             and March 31, 1998. . . . . . . . . . . . . . . . . . . . .    3

           Condensed Consolidated Statements of Operations for the
             three months ended June 30, 1998 and 1997 . . . . . . . . .    4

           Condensed Consolidated Statements of Cash Flows for the
             three months ended June 30, 1998 and 1997. . . . . . . . . .   5

           Notes to Condensed Consolidated Financial Statements . . . . .   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . .   9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risks. . .  10


Part II:  Other Information

  Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  10

  Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  11

            (a) Exhibits. . . . . . . . . . . . . . . . . . . . . . . . .  11

            (b) Reports on Form 8-K

                    None

Part I:  Item 1.

                                   ROCKSHOX, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                    (Unaudited)

                                                  June 30, 1998  March 31, 1998
                                                  -------------  --------------
Current assets:
     Cash and cash equivalents . . . . . . . . . .  $   6,439       $   10,554
     Trade accounts receivable, net of allowance
       of $1,087 and $1,037, respectively. . . . .      5,842            9,230
     Inventories . . . . . . . . . . . . . . . . .     13,831           11,581
     Prepaid expenses and other current assets . .        819              962
     Income tax receivable . . . . . . . . . . . .        949              --
     Deferred income taxes . . . . . . . . . . . .      4,539            4,539
                                                    ---------       ----------
       Total current assets. . . . . . . . . . . .     32,419           36,866
Property, plant and equipment, net . . . . . . . .     16,433           15,224
Other assets, net. . . . . . . . . . . . . . . . .        190              169
                                                    ---------       ----------
     Total assets. . . . . . . . . . . . . . . . .  $  49,042       $   52,259
                                                    ---------       ----------
                                                    ---------       ----------

Current liabilities:
     Accounts payable. . . . . . . . . . . . . . .  $   5,924       $    5,869
     Other accrued liabilities . . . . . . . . . .      8,830            8,625
                                                    ---------       ----------
          Total current liabilities. . . . . . . .     14,754           14,494

Stockholders' equity
     Common stock. . . . . . . . . . . . . . . . .        138              138
     Additional paid-in capital. . . . . . . . . .     65,929           65,910
     Distributions in excess of net book value . .    (45,422)         (45,422)
     Retained earnings . . . . . . . . . . . . . .     13,643           17,139
                                                    ---------       ----------
       Total stockholders' equity  . . . . . . . .     34,288           37,765
                                                    ---------       ----------
          Total liabilities and stockholders'
            equity . . . . . . . . . . . . . . . .  $  49,042       $   52,259
                                                    ---------       ----------
                                                    ---------       ----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I:  Item 1.

                                   ROCKSHOX, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                    (Unaudited)

                                                     Three Months Ended
                                                 June 30,            June 30,
                                                   1998               1997
                                             ---------------     --------------

 Net sales .............................        $  13,895          $  24,706
 Cost of sales .........................           13,661             16,060
                                                ---------          ---------
   Gross profit ........................              234              8,646


 Selling, general and administrative
   expense .............................            3,929              2,963
 Research, development and engineering
   expense .............................            1,298              1,309
                                                ---------          ---------
   Operating expenses ..................            5,227              4,272
                                                ---------          ---------
     Income (loss) from operations .....           (4,993)             4,374
 Interest income .......................              138                193
                                                ---------          ---------
     Income (loss) before income taxes .           (4,855)             4,567
 Provision for (benefits from) income
   taxes ...............................           (1,359)             1,667
                                                ---------          ---------
     Net income (loss) .................        $  (3,496)         $   2,900
                                                ---------          ---------
                                                                   ---------

     Net income (loss) per share -
       basic ...........................        $   (0.25)         $    0.21
                                                ---------          ---------
                                                ---------          ---------

 Shares used in per share calculations -
   basic ...............................           13,761             13,642
                                                ---------          ---------
                                                ---------          ---------

 Net income (loss) per share -
   diluted .............................        $   (0.25)         $    0.21
                                                ---------          ---------
                                                ---------          ---------

 Shares used in per share calculations -
   diluted .............................           13,761             14,105
                                                ---------          ---------
                                                ---------          ---------





The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I:  Item 1.
                                   ROCKSHOX, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)




                                                          Three Months Ended
                                                      June 30, 1998    June 30, 1997
                                                      -------------    -------------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . .    $      (3,496)   $     2,900
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization. . . . . . . .            1,555            869
      Provision for doubtful accounts. . . . . . .              200            ---
      Provision for excess & obsolete
        inventories. . . . . . . . . . . . . . . .              498            ---
      Changes in operating assets and liabilities:
        Trade accounts receivable. . . . . . . . .            3,188         (3,730)
        Inventories. . . . . . . . . . . . . . . .           (2,748)        (1,780)
        Prepaid expenses and other current
         assets. . . . . . . . . . . . . . . . . .             (806)           299
        Accounts payable and accrued
         liabilities . . . . . . . . . . . . . . .              260          4,853
                                                      -------------    -----------
          Net cash provided by (used in) operating
            activities . . . . . . . . . . . . . .           (1,349)         3,411
                                                      -------------    -----------

Cash flows from investing activities:
  Purchases of property and equipment. . . . . . .           (2,764)        (3,884)
  Other  . . . . . . . . . . . . . . . . . . . . .              (21)           ---
                                                      -------------    -----------
          Net cash used in investing activities. .           (2,785)        (3,884)
                                                      -------------    -----------

Cash flows from financing activities:

  Proceeds from exercise of stock options  . . . .               17            300
  Tax benefits from disqualifying dispositions
    of common stock. . . . . . . . . . . . . . . .                2            253
                                                      -------------    -----------
          Net cash provided by financing
            activities. .  . . . . . . . . . . . .               19            553
                                                      -------------    -----------

  Net increase (decrease) in cash and
    cash equivalents . . . . . . . . . . . . . . .           (4,115)            80

Cash and cash equivalents, beginning of period . .           10,554         14,747
                                                      -------------    -----------

Cash and cash equivalents, end of period . . . . .    $       6,439    $    14,827
                                                      -------------    -----------
                                                      -------------    -----------
Supplemental disclosure of non-cash transactions:

  Income taxes paid. . . . . . . . . . . . . . . .    $        ---     $        40


The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I:  Item 1.

                                   ROCKSHOX, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of ROCKSHOX, INC. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. The unaudited condensed, consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 1998 included in the Company's Annual Report on Form 10-K.

2.   INVENTORIES

The components of inventory are as follows (in thousands):


                                                 June 30, 1998    March 31, 1998
                                                 -------------    --------------
     Raw materials . . . . . . . . . . . . .     $       9,017    $        7,023
     Finished goods. . . . . . . . . . . . .             4,814             4,558
                                                 -------------    --------------
                                                 $      13,831    $       11,581
                                                 -------------    --------------
                                                 -------------    --------------


3.   EARNINGS PER SHARE AMOUNTS:

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

Part I: Item 1.

                                   ROCKSHOX, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

3.   EARNINGS PER SHARE AMOUNTS (continued):


                                                           Three Months Ended
                                                     June 30, 1998   June 30, 1997
                                                     -------------   -------------
Reconciliation of net income (loss) available to
common stockholders used in basic and diluted per
  share calculations:
    (In thousands, except per share amounts)
     Net income (loss) available to common
      stockholders  . . . . . . . . .                      $  (3,496)       $  2,900
                                                           ---------        --------
                                                           ---------        --------
Reconciliation of shares used in basic
and diluted per share calculations:
Basic net income (loss) per share:
 Weighted average shares of common
  stock outstanding . . . . . . . . .                         13,761          13,642
                                                           ---------        --------

 Shares used in basic net income (loss)
  per share calculation . . . . . . . . .                     13,761          13,642
                                                           ---------        --------
                                                           ---------        --------

Diluted net income (loss) per share:
 Weighted average shares of common
  stock outstanding . . . . . . . . .                         13,761          13,642
 Dilutive effect of stock options . .                            ---             463
                                                           ---------        --------
 Shares used in diluted net income (loss) per
  share calculation . . . . . . . . .                         13,761          14,105
                                                           ---------        --------
                                                           ---------        --------


Income (loss) per share before extraordinary item -
 basic     . . . . . . . . . . . . . .                       $ (0.25)         $ 0.21
                                                           ---------        --------
                                                           ---------        --------
Income (loss) per share before extraordinary item -
 diluted  . . . . . . . . . . . . . .                        $ (0.25)         $ 0.21
                                                           ---------        --------
                                                           ---------        --------

4.   OPTION REPRICING

     During the quarter ended June 30, 1998, the Board of Directors of the Company approved the cancellation of outstanding stock options for non-executives with an exercise price ranging from $13.06 to $15.14 per share and the re-grant of options to purchase an equivalent number of shares at $4.75 per share. A total of 252,975 options were canceled and re-granted.

5.   CONTINGENCIES

     The Company is involved in certain legal matters in the ordinary course of business including the alleged infringement of a competitor's patent. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable.

Part I:  Item 1.


6.   RESTRUCTURING CHARGE ACCRUAL

     During the fourth quarter of fiscal 1998, the Company announced a restructuring plan which included a workforce reduction of approximately 40 employees and the consolidation of the Company's facilities. The Company expects to complete the restructuring during fiscal 1999.

     During the first quarter of fiscal 1999, the Company has made payments of $45,000 against the provision of $1.7 million set aside for this restructuring program.


7.   RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income," which specifies the computation, presentation and disclosure requirements for comprehensive income. The Company implemented SFAS 130 during the first quarter of fiscal 1999. There was no impact on the Company's financial position, results of operations or cash flows. Comprehensive income and net income are the same.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 changes current practice under SFAS 14, "Financial Reporting for Segments of an Enterprise," by establishing a new framework on which to base segment reporting (referred to as the "management" approach). It is effective for fiscal years beginning after December 15, 1997, and requires interim reporting in the second year of application.

     The Company does not expect any material impact on the financial statements from this pronouncement.

Part I:  Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

     Net sales. Net sales for the quarter ended June 30, 1998 decreased by 43.8% to $13.9 million from $24.7 million for the corresponding period of the prior year. For the quarter ended June 30, 1998, OEM sales decreased by 34.7% to $11.5 million compared to $17.6 million in the corresponding period of the prior year. This decrease was principally due to volume reductions from certain domestic and international OEM customer's reflecting soft demand for mountain bikes, as well as delays in the start up of many OEM customer's 1999 model year. Sales to the retail accessory market in the quarter ended June 30, 1998 decreased by 66.3% to $2.5 million compared to $7.1 million in the corresponding period of the prior year due to a continuing softness in the overall domestic and international mountain biking market.

     Gross margin. Gross margin (gross profit as a percentage of net sales) for the quarter ended June 30, 1998 decreased to 1.7% compared to 35% for the corresponding period of the prior year. The decrease in gross margin principally resulted from fixed overhead costs not being fully absorbed due to lower than anticipated sales and certain start-up expenses associated with the change over to the 1999 product model year, which occurred during the quarter ended June 30, 1998. Included within the fixed overhead costs were depreciation & amortization charges, which increased $674,000 to $1.4 million (or approximately 9.9% of net sales).

     Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the quarter ended June 30, 1998 increased by 32.6% to $3.9 million (or approximately 28.3% of net sales) compared to $3.0 million (or approximately 12% of net sales) in the corresponding period of the prior year. This increase can be attributed to increases in certain marketing expenses, increased spending to support the new software implementation and an increase in the bad debt reserve.

     Research, development and engineering expense. Research, development and engineering ("R&D") expense for the quarter ended June 30, 1998 remained flat at $1.3 million or approximately 9.3% of net sales, compared to approximately 5.3% of net sales in the corresponding quarter of the prior year.

     Interest income. For the quarter ended June 30, 1998 the Company recognized interest income of $138,000 compared $193,000 in the corresponding period of the prior year. The decrease was principally due to lower cash balances.

     Income tax (benefit) expense. The Company's effective tax rate for the first quarter of fiscal 1999 was a benefit of 28% compared to an expense of 36.5% for the first quarter of fiscal 1998. The change was due to the company recognizing net operating loss carry backs for which they expect to receive refunds.

Liquidity and Capital Resources:

     For the three months ended June 30, 1998, net cash used in operating activities was $1.3 million, which consisted of net loss of $3.5 million increased by non-cash charges for depreciation and amortization of $1.6 million, partially offset by a net increase in operating assets and liabilities of $592,000.

     Net cash used in investing activities was $2.8 million for the three months ended June 30, 1998, which consisted of acquisitions of property and equipment. Net cash provided by financing activities was $19,000, which consisted of proceeds and tax benefits from the exercise of employee stock options.

Part I:  Item 2


At June 30, 1998, the Company had cash and cash equivalents of $6.4 million and working capital of $17.7 million. The Company believes that its current cash balances and or financing sources available will be sufficient to provide operating liquidity for at least the next twelve months.

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

Impact of the Year 2000:

     During the fiscal year, the Company decided to replace its current management information systems. The system conversion is expected to occur during the 1999 fiscal year and will allow the Company to become Year 2000 compliant. The estimated cost of the system conversion is approximately $1.5 million. However, there can be no assurance that software incompatibility with the Year 2000 on the part of the Company or any of its significant suppliers will not cause an interruption of operations or other limitations of system functionality, or that the Company will not incur substantial costs to avoid such occurrences. The company is in the process of requesting Year 2000 compliance letters from significant suppliers and plans to request such letters from significant customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

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


  Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits:

           3.1 Form of Amended and Restated Certificate of Incorporation of RockShox, Inc. *

           3.2  Form of Amended and Restated Bylaws of RockShox, Inc. *

           10.1 Sublease, dated July 9, 1998, between RockShox, Inc. and Media Arts Group, Inc.

           27   Financial Data Schedule.


     (b)   Reports on Form 8-K:

            None











-------------------------------------------------------------------------------
* Previously filed with the Registration Statement on Form S-1 of RockShox Inc. (Registration No. 333-8069).


                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ROCKSHOX, INC.



     Dated:  August 10, 1998                  /s/ Gary Patten
                                              -----------------------------
                                              Gary Patten
                                              Chief Financial Officer and
                                              Duly Authorized Officer