Form 10-Q
period 1998-09-30
ROCKSHOX INC
filed 1998-11-13
CIK 1017047

                         SECURITIES AND EXCHANGE COMMISSSION
                                WASHINGTON, D.C. 20549
                                _______________________

                                      FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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


                                      NO CHANGE
               (Former name, former address and former fiscal year
                            if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [ X ]         NO [  ]

As of November 3, 1998 there were 13,761,147 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 14 pages, of which this is page 1.

                                    ROCKSHOX, INC.

                                        INDEX


                                                                                Page
                                                                                -----
Part I:  Financial Information

     Item 1.   Financial Statements

               Notes to Condensed Consolidated Financial Statements               6

               Condensed Consolidated Balance Sheets as of September 30, 1998
                and March 31, 1998                                                3

               Condensed Consolidated Statements of Operations for the three-
                and six-month period ended September 30, 1998 and 1997            4

               Condensed Consolidated Statements of Cash Flows for the six-
                month period ended September 30, 1998 and 1997                    5

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                             9

     Item 3.   Quantitative and Qualitative Disclosures about Market Risks        11

Part II:  Other Information

     Item 1.   Legal Proceedings                                                  11

     Item 2.   Changes in Securities and Use of Proceeds                          12

     Item 3.   Defaults Upon Senior Securities                                    12

     Item 4.   Submission of Matters to a Vote of Security Holders                12

     Item 5.   Other Information                                                  12

     Item 6.   Exhibits and Reports on Form 8-K                                   12

               (a)  Exhibits

               (b)  Reports on Form 8-K



Part I:         Item 1.

                                    ROCKSHOX, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)


                                                                   September 30, 1998    March 31, 1998
                                                                   ------------------    --------------
                                                                      (Unaudited)          (Audited)
Current assets:
     Cash and cash equivalents. . . . . . . . . . . . . . . . . .       $  2,115           $  10,554
     Trade accounts receivable, net of allowance for
       doubtful accounts of $1,086 and $1,037,
       respectively . . . . . . . . . . . . . . . . . . . . . . .         13,604               9,230
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . .         16,607              11,581
     Prepaid expenses and other current assets. . . . . . . . . .            686                 962
     Income tax receivable. . . . . . . . . . . . . . . . . . . .            845                  --
     Deferred income taxes. . . . . . . . . . . . . . . . . . . .          4,539               4,539
                                                                       ---------           ---------
       Total current assets . . . . . . . . . . . . . . . . . . .         38,396              36,866
Property, plant and equipment, net. . . . . . . . . . . . . . . .         15,341              15,224
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . .            205                 169
                                                                       ---------           ---------
       Total assets . . . . . . . . . . . . . . . . . . . . . . .      $  53,942           $  52,259
                                                                       ---------           ---------
                                                                       ---------           ---------
Current liabilities:
     Accounts payable . . . . . . . . . . . . . . . . . . . . . .       $  9,818            $  5,869
     Other accrued liabilities. . . . . . . . . . . . . . . . . .          9,556               8,625
                                                                       ---------           ---------
       Total current liabilities. . . . . . . . . . . . . . . . .         19,374              14,494

Stockholders' equity
     Common stock . . . . . . . . . . . . . . . . . . . . . . . .            138                 138
     Additional paid-in capital . . . . . . . . . . . . . . . . .         65,929              65,910
     Distributions in excess of net book value. . . . . . . . . .        (45,422)            (45,422)
     Retained earnings. . . . . . . . . . . . . . . . . . . . . .         13,923              17,139
                                                                       ---------           ---------
       Total stockholders' equity . . . . . . . . . . . . . . . .         34,568              37,765
                                                                       ---------           ---------
         Total liabilities and stockholders' equity . . . . . . .      $  53,942           $  52,259
                                                                       ---------           ---------
                                                                       ---------           ---------


              The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I:    Item 1.

                                  ROCKSHOX, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                    (Unaudited)


                                                               Three Months Ended                   Six Months Ended
                                                        Sept. 30, 1998    Sept. 30, 1997    Sept. 30, 1998    Sept. 30, 1997
                                                        --------------    --------------    --------------    --------------
Net sales. . . . . . . . . . . . . . . . . . . . . . .     $ 24,810         $  28,878          $  38,705        $  53,584
Cost of sales. . . . . . . . . . . . . . . . . . . . .       19,431            19,076             33,092           35,136
                                                           --------         ---------          ---------        ---------
     Gross profit. . . . . . . . . . . . . . . . . . .        5,379             9,802              5,613           18,448

Selling, general and administrative expense. . . . . .        3,853             3,300              7,782            6,263
Research, development and engineering expense. . . . .        1,203             1,233              2,501            2,542
                                                           --------         ---------          ---------        ---------
     Operating expenses. . . . . . . . . . . . . . . .        5,056             4,533             10,283            8,805
                                                           --------         ---------          ---------        ---------
       Income (loss) from operations . . . . . . . . .          323             5,269             (4,670)           9,643

Interest income. . . . . . . . . . . . . . . . . . . .           65               155                203              348
                                                           --------         ---------          ---------        ---------
     Income (loss) before taxes. . . . . . . . . . . .          388             5,424             (4,467)           9,991

Income tax (expense) benefit . . . . . . . . . . . . .         (108)           (1,953)             1,251           (3,620)
                                                           --------         ---------          ---------        ---------
       Net income (loss). . . . . . . . . . . . . . .     $    280          $  3,471          $  (3,216)        $  6,371
                                                           --------         ---------          ---------        ---------
                                                           --------         ---------          ---------        ---------
Net income (loss) per share--basic. . . . . . . . . .      $   0.02          $   0.25          $   (0.23)        $   0.47
                                                           --------         ---------          ---------        ---------
                                                           --------         ---------          ---------        ---------
Shares used in per share calculations--basic. . . . .        13,761            13,710             13,761           13,676
                                                           --------         ---------          ---------        ---------
                                                           --------         ---------          ---------        ---------
Net income (loss) per share--diluted. . . . . . . . .      $   0.02          $   0.25          $   (0.23)        $   0.45
                                                           --------         ---------          ---------        ---------
                                                           --------         ---------          ---------        ---------
Shares used in per share calculations--diluted. . . .        13,761            14,060             13,761           14,082
                                                           --------         ---------          ---------        ---------
                                                           --------         ---------          ---------        ---------


           The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I:   Item 1.

                                 ROCKSHOX, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                    (Unaudited)


                                                                     Six Months Ended
                                                            Sept. 30, 1998      Sept. 30, 1997
                                                            --------------      --------------
Cash flows from operating activities:
Net (loss) income. . . . . . . . . . . . . . . . . . .        $  (3,216)          $  6,371

Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization . . . . . . . . . .            2,987              2,131
     Provision for doubtful accounts . . . . . . . . .               18                 --
     Provisions for excess and obsolete inventory. . .              354                270
Changes in operating assets and liabilities:
     Trade accounts receivable . . . . . . . . . . . .           (4,392)            (8,837)
     Inventories . . . . . . . . . . . . . . . . . . .           (5,380)            (4,172)
     Prepaid expenses and other current assets . . . .             (569)               500
     Accounts payable and accrued liabilities. . . . .            4,880              5,088
                                                              ---------           --------
       Net cash (used in) provided by  operating
        activities . . . . . . . . . . . . . . . . . .           (5,318)             1,351
                                                              ---------           --------
Cash flows from investing activities:
        Purchases of property and equipment. . . . . .           (3,104)            (7,205)
        Other. . . . . . . . . . . . . . . . . . . . .              (36)               (75)
                                                              ---------           --------
   Net cash used in investing activities . . . . . . .           (3,140)            (7,280)
                                                              ---------           --------
Cash flows from financing activities:
        Proceeds from exercise of stock options. . . .               17                606
        Tax benefits from disqualifying dispositions
          of common stock. . . . . . . . . . . . . . .                2                475
                                                              ---------           --------
   Net cash provided by financing activities . . . . .               19              1,081
                                                              ---------           --------
     Net (decrease) in cash and cash equivalents . . .           (8,439)            (4,848)

Cash and cash equivalents, beginning of period . . . .           10,554             14,747
                                                              ---------           --------
Cash and cash equivalents, end of period . . . . . . .         $  2,115           $  9,899
                                                              ---------           --------
                                                              ---------           --------
Supplemental disclosure of non-cash transactions:
Income taxes paid. . . . . . . . . . . . . . . . . . .         $     --           $  1,453



         The accompanying notes are an integral part of these condensed consolidated financial statements

Part 1:    Item 1.

                                    ROCKSHOX, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


1. BASIS OF PRESENTATION:

   The accompanying unaudited condensed consolidated financial statements of ROCKSHOX, INC. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three- and six-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. The unaudited condensed, consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 1998 included in the Company's Annual Report on Form 10-K.

2. INVENTORY:

The components of inventory are as follows (in thousands):


                        Sept. 30, 1998       March 31, 1998
                        --------------       --------------
   Raw materials         $    11,539          $     7,023
   Finished goods              5,068                4,558
                         -----------          -----------
                         $    16,607          $    11,581
                         -----------          -----------


3. NOTE PAYABLE:

    On September 28, 1998, the Company entered into a bridge loan note agreement
providing for borrowing up to $4.0 million.   On October 1, 1998, $2.0 million
was borrowed against the note of which $1.0 million was repaid on October 30,
1998.   Any outstanding amounts under the note are collateralized by the
Company's accounts receivables, inventory, equipment and intangibles.

4. EARNINGS PER SHARE AMOUNTS:

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

Part I:    Item 1.

                                 ROCKSHOX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. EARNINGS PER SHARE AMOUNTS (continued):


                                                                Three Months Ended                  Six Months Ended
                                                        Sept. 30, 1998    Sept. 30, 1997    Sept. 30, 1998    Sept. 30, 1997
                                                        --------------    --------------    --------------    --------------
                                                                    (In thousands, except per share amounts)
Reconciliation of net income (loss)
 used in basic and diluted per share calculations:
Net income (loss). . . . . . . . . . . . . . . . . . . .   $   280           $  3,471          $ (3,216)         $  6,371
                                                           -------           --------          --------          --------
                                                           -------           --------          --------          --------
Reconciliation of shares used in basic and
  diluted per share calculations:
Basic net income (loss) per share:
Weighted average shares of common stock outstanding . .     13,761             13,710            13,761            13,676
                                                           -------           --------          --------          --------
Shares used in basic net income (loss) per
   share calculation. . . . . . . . . . . . . . . . . .     13,761             13,710            13,761            13,676
                                                           -------           --------          --------          --------
                                                           -------           --------          --------          --------
Diluted net income (loss) per share:
Weighted average shares of common stock outstanding . .     13,761             13,710            13,761            13,676
Dilutive effect of stock options. . . . . . . . . . . .        ---                350               ---               406
                                                           -------           --------          --------          --------
Shares used in diluted net income (loss) per
   share calculation . . . . . . . . . . . . . . . .        13,761             14,060            13,761            14,082
                                                           -------           --------          --------          --------
                                                           -------           --------          --------          --------
Net Income (loss) per - basic. . . . . . . . . . . .       $  0.02           $   0.25          $  (0.23)         $   0.47
                                                           -------           --------          --------          --------
                                                           -------           --------          --------          --------
Net Income (loss) per - diluted. . . . . . . . . . .       $  0.02           $   0.25          $  (0.23)         $   0.45
                                                           -------           --------          --------          --------
                                                           -------           --------          --------          --------


Stock options to purchase 1,195,636 shares of common stock at prices ranging from $3.84 to $15.14 per share were outstanding at September 30, 1998 but were not included in the computation of diluted income per share because they were anti-dilutive.

5.  OPTION REPRICING

   During the quarter ended June 30, 1998, the Board of Directors of the Company approved the cancellation of the majority of outstanding stock options held by mid - and lower -level employees with an exercise price ranging from $13.06 to $15.14 per share and the re-grant of options to purchase an equivalent number of shares at $4.75 per share. A total of 252,975 options were canceled and re-granted.

6.  CONTINGENCIES
   The Company is involved in certain legal matters in the ordinary course of business including the alleged infringement of a competitor's patent. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable.

Part I:  Item 1.
                                    ROCKSHOX, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

7.  RESTRUCTURING CHARGE ACCRUAL

    During the quarter ended March 31, 1998, the Company announced a restructuring plan which included a workforce reduction of approximately 40 employees and the consolidation of the Company's facilities. The Company expects to complete the restructuring during the fiscal year ending March 31, 1999.

    During the quarter ended September 30, 1998, the Company has made payments of $20,000 against the provision of $1.7 million set aside for this restructuring program. For the six-month period ended September 30, 1998, the Company has made payments of $65,000 against this restructuring program.

8.  RECENT ACCOUNTING PRONOUNCEMENTS:

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financed Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which specifies the computation, presentation, and disclosure requirements for comprehensive income. The Company implemented SFAS 130 during the first quarter of fiscal 1999. There was no impact on the Company's financial position, results of operations or cash flows. Comprehensive income and net income are the same.

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

Part I:    Item 2
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

   Net sales. Net sales for the quarter ended September 30, 1998 decreased by 14.1% to $24.8 million from $28.9 million for the corresponding period of the prior year. Net sales for the six months ended September 30, 1998 decreased by 27.8% to $38.7 million compared to $53.6 million for the corresponding period of the prior year. OEM sales for the quarter ended September 30, 1998 increased by 1.0% to $21.8 million compared to $21.6 million for the corresponding period of the prior year. For the six months ended September 30, 1998, OEM sales decreased by 14.8% to $33.4 million compared to $39.2 million for the corresponding period of the prior year. The year-to-date decrease was principally due to volume reductions from certain domestic and international OEM customers in the quarter ended June 30, 1998. Sales to the retail accessory market were $3.0 million for the quarter ended September 30, 1998 compared to $7.3 million for the corresponding period of the prior year. For the six months ended September 30, 1998, sales to the retail accessory market decreased by 63.2% to $5.3 million from $14.4 million for the corresponding period of the prior year. This decrease is a reflection of the continued softness in the overall domestic and international mountain biking market.

   Gross margin. Gross margin (gross profit as a percentage of net sales) for the quarter ended September 30, 1998 decreased to 21.7% compared to 33.9% for the corresponding period of the prior year. For the first six months of this year, gross margin decreased to 14.5% compared to 34.4% for the corresponding period of the prior year. The year-to-date decreases in gross margin were primarily due to fixed overhead costs not being fully absorbed due to lower than anticipated sales and manufacturing inefficiencies encountered during the first two quarters of fiscal 1999.

   Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the quarter ended September 30, 1998 increased by 16.8% to $3.9 million (or approximately 15.5% of net sales) compared to $3.3 million (or approximately 11.4% of net sales) in the corresponding period of the prior year. SG&A expense for the six months ended September 30, 1998 increased by 24.3% to $7.8 million (or approximately 20.1% of net sales) compared to $6.3 million (or approximately 11.7% of net sales) for
the corresponding period of the prior year.   The year-to-date increase over the
same period last year is primarily a result of marketing expenditures, the new software implementation and the recruiting and relocation of some members of senior management.

   Research, development and engineering expense. Research, development and engineering ("R&D") expense for the quarter ended September 30, 1998 remained at the same $1.2 million level (but increased as a percentage of net sales to approximately 4.8% of net sales in 1998 from approximately 4.3% of net sales in
1997) compared to the corresponding period of the prior year. R&D expense for the six months ended September 30, 1998 remained consistent at $2.5 million (but increased as a percentage of net sales to approximately 6.5% of net sales in 1998 from approximately 4.7% of net sales in 1997) compared to the corresponding period of the prior year.

   Interest income. For the three- and six-month periods ended September 30, 1998, the Company incurred no interest expense and had interest income of $65,000 and $203,000 respectively, from its cash and cash equivalent balances. During the three- and six-month periods ended September 30, 1997, the Company had interest income of $155,000 and $348,000, respectively. The decreases were principally due to lower cash balances.

Part I:    Item 2

   Income tax (expense) benefit. The Company's effective tax rate for the six months ended September 30, 1998 was a benefit of 28% compared to an expense of 36.2% for the corresponding period of the prior year. The decrease was principally due to a reduction in tax benefit expected to be received for state tax credits and net operating losses.

Liquidity and Capital Resources:

   For the six months ended September 30, 1998, net cash used by operating activities was $5.3 million, which was comprised of net loss of $3.2 million increased by $3.0 million for non-cash charges of depreciation and amortization, an increase in provision for inventory of $354,000, and an increase of $4.9 million in accounts payable and accrued liabilities, offset by increases of $4.4 million in trade accounts receivable, increases in other current assets of $569,000 and $5.4 million in inventories.

   For the six months ended September 30, 1998, net cash used in investing activities was $3.1, which principally consisted of acquisitions of property and equipment. Net cash provided by financing activities was $19,000, which consisted of proceeds and tax benefits from the exercise of employee stock options.

    On September 28, 1998, the Company entered into a bridge loan note
agreement providing for borrowing up to $4.0 million.   On October 1, 1998,
$2.0 million was borrowed against the note of which $1.0 million was repaid
on October 30, 1998.   Any outstanding amounts under the note are
collateralized by the Company's accounts receivables, inventory, equipment and intangibles.

   At September 30, 1998, the Company had cash and cash equivalents of $2.1 million and working capital of $19.0 million. The Company believes that its current cash balances and/or financing services available will be sufficient to provide operating liquidity for at least the next twelve months.

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

Impact of the Year 2000:

As many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000 (the "Year 2000"). As a result, business entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 issue. The Year 2000 issue can arise at any point in the Company's supply, manufacturing, processing, distribution, and financial chains.

The Company has identified its Year 2000 risk in three categories: internal enterprise resource planning software; other internal software and imbedded chip technology; and external noncompliance by customers and suppliers, service providers and contractors.

Part I:    Item 2

Internal enterprise resource planning software. During the current fiscal year, the Company has chosen to replace its legacy information system with an Enterprise Resource Planning system which the Company's software vendor (Oracle)
has indicated is Year 2000 compliant.   The system is being implemented using
both internal resources and outside consultants. The Company is in the implementation phase and is expected to fully complete the process within the quarter ending March 31, 1999. Based on this schedule, the Company expects to be in full Year 2000 compliance with its internal financial systems before the Year 2000. The estimated cost of the system conversion is approximately $2.1 million, of which $1.5 million will be capitalized. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 could have a material impact on the operations of the Company. Failure to complete the implementation may result in loss of revenues, or an interruption in, or a failure of, certain normal business activities or operations.

Other internal software and imbedded chip technology. Over the last three years, the Company's information technology group has ensured that all system upgrades, software purchases and replacements have been Year 2000 compliant. The costs associated with these upgrades, software purchases and replacements are part of the normal course of business. The Company has identified most of the Year 2000 compliance issues with regard to other internal software and imbedded chip technology, such as manufacturing equipment, all desktop systems and security equipment. For those issues identified, contingency plans have been derived and implementation is in process by the Information Technologies Department. Implementation includes the replacement of software and hardware with upgraded Year 2000 compliant versions and is expected to be completed by June 30, 1999. If the Company is unable to achieve Year 2000 compliance for other internal software, the Year 2000 could have a material impact on the operations of the Company. Failure to complete the implementation may result in loss of revenues, or an interruption in, or a failure of, certain normal business activities or operations.

External noncompliance by customers and suppliers, service providers and contractors. The Company (specifically procurement) is in the process of identifying and contacting its critical suppliers to determine the extent of
their plans and progress in addressing the Year 2000 problem.   Responses to
date have indicated that the majority of vendors are Year 2000 compliant. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers and contractors to those that have demonstrated readiness; however, the Company cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not have any formal information concerning the Year 2000 compliance status of its customers but the Sales Department intends to contact the customer base in an effort to assess their level of Year 2000 compliance. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance , and the Company is unable to replace them with new customers or alternative suppliers who have demonstrated Year 2000 readiness, the Company's business or operations could be adversely affected. These effects could, but are not limited to, loss of revenues, loss of suppliers and customers, failure to deliver products, etc.

Item 3.   Quantitative and Qualitative Disclosures about Market Risks

    None.

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

Part II:   Item 2

Item 2.  Changes in Securities and Use of Proceeds

    None.

Item 3.  Default Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    On August 20, 1998, the Company held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders re-elected the Company's Board of Directors in its entirety. Specifically, 11,664,476 votes were cast for the election of each of Stephen W. Simons, Paul H. Turner, John W. Jordan II, Adam E. Max, Michael R. Gaulke, Edward T. Post and George Napier, and 21,850 votes were withheld for each of such persons. Also at the Annual Meeting, the Company's stockholders approved the adoption of the Company's 1998 Stock Plan (the "1998 Stock Plan") which would provide for the grant of non-qualified stock options and incentive options to employees, directors and consultants of the Company, as well as ratified the selection of PriceWaterhouseCoopers (the "Ratification of Accountants") as the Company's independent accountants for the fiscal year ending March 31,
1999.   A total of 7,870,298 votes were cast in favor of the 1998 Stock Plan,
2,441,430 votes were cast against, and 1,374,598 votes abstained. With respect to the Ratification of Accountants, a total of 11,569,018 votes were cast in favor, 6,445 were cast against and 110,863 votes abstained.

Item 5.  Other Information

   The Securities and Exchange Commission recently amended certain rules under the Securities Exchange Act of 1934 regarding the use of a company's discretionary proxy voting authority with respect to stockholder proposals submitted to the Company for consideration at the Company's next annual meeting.

   Stockholder proposals submitted to the Company outside the process of Rule 14a-8 (i.e., the procedures for placing a stockholder's proposal in the Company's proxy materials) with respect to the Company's 1999 annual meeting of stockholders will be considered untimely if received by the Company after May 28, 1999. Accordingly, the proxy with respect to the Company's 1999 annual meeting of stockholders will confer discretionary authority to vote on any stockholder proposals received by the Company after May 28, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:


     3.1   Form of Amended and Restated Certificate of Incorporation of
             ROCKSHOX, INC. *
     3.2   Form of Amended and Restated Bylaws of ROCKSHOX, INC. *
     10.1  Sublease, dated July 9, 1998, between ROCKSHOX, INC. and Media Arts
             Group, Inc.+
     10.2  Employment Agreement, dated  June 17, 1998, between ROCKSHOX, INC. and
             Gary Patten
     10.3 Bridge Loan Note, dated September 28, 1998, between ROCKSHOX, INC. and the First National Bank of Chicago.
     10.4  Amended and Restated Incentive Stock Option Agreement Under the
             ROCKSHOX, INC. 1996 Stock Plan, dated September 21, 1998, between
             ROCKSHOX, INC. and Robert Kaswen.


----------------------------------------------------------------------------
     * Previously filed with the Registration Statement on Form S-1 of RockShox Inc. (Registration No. 333-8069).
     +  Previously filed with the Form 10-Q for the quarterly period ended
           June 30, 1998.

Part II:   Item 6


     10.5  Settlement and Release Agreement, dated September 21, 1998, between
             ROCKSHOX, INC. and Robert Kaswen.
     10.6  Separation of Employment Memo, dated June 29, 1998 between ROCKSHOX,
             INC. and Charles E. Noreen Jr.
     27    Financial Data Schedule.

(b)  Reports on Form 8-K:
       None


                                    SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ROCKSHOX, INC.



           Dated:  November 11, 1998          /s/ Gary Patten
                                              -------------------
                                               Gary Patten
                                               Chief Financial Officer and
                                               Duly Authorized Officer