Form 10-Q
period 1998-12-31
ROCKSHOX INC
filed 1999-02-12
CIK 1017047

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ---------------------------------------------
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            YES / X /                            NO /  /

As of February 8, 1999 there were 13,761,147 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 14 pages, of which this is page 1.

                                 ROCKSHOX, INC.

                                      INDEX

                                                                                                               Page
                                                                                                               ----
Part I:  Financial Information

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of December 31, 1998 and

                March 31, 1998                                                                                  3

             Condensed Consolidated Statements of Operations for the three- and nine-month

                 period ended December 31, 1998 and 1997                                                        4

             Condensed Consolidated Statements of Cash Flows for the nine-month period

                ended December 31, 1998 and 1997                                                                5

             Notes to Condensed Consolidated Financial Statements                                               6

   Item 2.    Management's Discussion and Analysis of Financial Condition and

                Results of Operations                                                                           9

   Item 3.   Quantitative and Qualitative Disclosures about Market Risks                                       12

Part II:  Other Information

   Item 1.   Legal Proceedings                                                                                 12

   Item 2.   Changes in Securities and Use of Proceeds                                                         12

   Item 3.   Defaults Upon Senior Securities                                                                   12

   Item 4.   Submission of Matters to a Vote of Securities Holders                                             12

   Item 5.   Other Information                                                                                 12

   Item 6.   Exhibits and Reports on Form 8-K                                                                  12

             (a)  Exhibits

             (b)  Reports on Form 8-K

Part I:         Item 1.

                                 ROCKSHOX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                               December 31, 1998         March 31, 1998
                                                               -----------------         --------------
                                                                  (Unaudited)               (Audited)
Current assets:

   Cash and cash equivalents.............................          $       2,783            $      10,554
   Trade accounts receivable, net of allowance for
      doubtful accounts of $1,084 and $1,037,
      respectively.......................................                  9,708                    9,230
   Inventories...........................................                 13,375                   11,581
   Prepaid expenses and other current assets.............                    216                      962
   Income tax receivable.................................                    927                      ---
   Deferred income taxes.................................                  4,539                    4,539
                                                                   -------------            -------------
      Total current assets...............................                 31,548                   36,866
Property, plant and equipment, net.......................                 16,452                   15,224
Other assets, net........................................                    203                      169
                                                                   -------------            -------------
       Total assets......................................          $      48,203            $      52,259
                                                                   =============            =============

Current liabilities:
   Accounts payable......................................          $       3,968            $       5,869
   Other accrued liabilities.............................                  8,723                    8,625
                                                                   -------------            -------------
      Total current liabilities..........................                 12,691                   14,494

Stockholders' equity

   Common stock..........................................                    138                      138
   Additional paid-in capital............................                 65,929                   65,910
   Distributions in excess of net book value.............                (45,422)                 (45,422)
   Retained earnings.....................................                 14,867                   17,139
                                                                   -------------            -------------
       Total stockholders' equity........................                 35,512                   37,765
                                                                   -------------            -------------
         Total liabilities and stockholders' equity......          $      48,203            $      52,259
                                                                   =============            =============


   The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I:    Item 1.

                                 ROCKSHOX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                   Three Months Ended                       Nine Months Ended
                                          Dec. 31, 1998        Dec. 31, 1997       Dec. 31, 1998        Dec. 31, 1997
                                          -------------        -------------       -------------        -------------
Net sales...........................          $   24,525          $   26,575           $   63,230          $   80,159
Cost of sales.......................              19,768              19,108               52,860              54,244
                                              ----------          ----------           ----------          ----------
  Gross profit......................               4,757               7,467               10,370              25,915

Selling, general and
  administrative expense............               2,662               3,186               10,444               9,449
Research, development and
  engineering expense...............               1,104               1,196                3,605               3,738
Restructuring charges ..............                (294)                402                 (294)                402
                                              ----------          ----------           ----------          ----------
   Operating expenses...............               3,472               4,784               13,755              13,589
                                              ----------          ----------           ----------          ----------
    Income (loss) from
      operations ...................               1,285               2,683               (3,385)             12,326

Interest income.....................                  29                 103                  232                 451
                                              ----------          ----------           ----------          ----------
   Income (loss) before taxes.......               1,314               2,786               (3,153)             12,777

Income tax (expense) benefit .......                (368)               (975)                 883              (4,595)
                                              ----------          ----------           ----------          ----------

      Net income (loss).............          $      946          $    1,811           $   (2,270)         $    8,182
                                              ==========          ==========           ==========          ==========

Net income (loss) per share--
  basic.............................              $ 0.07              $ 0.13              $ (0.16)             $ 0.60
                                              ==========          ==========           ==========          ==========

Shares used in per share
  calculations-- basic..............              13,761              13,757               13,761              13,703
                                              ==========          ==========           ==========          ==========

Net income (loss) per share--
  diluted...........................              $ 0.07              $ 0.13              $ (0.16)             $ 0.58
                                              ==========          ==========           ==========          ==========

Shares used in per share
  calculations-- diluted............              13,778              13,998               13,761              14,054
                                              ==========          ==========           ==========          ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I:    Item 1.

                                 ROCKSHOX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                            Nine Months Ended
                                                                 Dec. 31, 1998              Dec. 31, 1997
                                                                 -------------              -------------
Cash flows from operating activities:

Net (loss) income........................................         $     (2,270)              $      8,182

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

   Depreciation and amortization.........................                4,381                      3,415
   (Gain) loss on disposal of assets.....................                  (16)                       308
   Provisions for doubtful accounts......................                   16                         --
   Provisions for excess and obsolete inventory..........                  584                        137
   Deferred income taxes.................................                   --                      1,012

Changes in operating assets and liabilities:

   Trade accounts receivable.............................                 (495)                    (8,242)
   Inventories...........................................               (2,378)                    (2,243)
   Prepaid expenses and other current assets.............                 (181)                       448
   Accounts payable and accrued liabilities..............               (1,803)                      (703)
                                                                  -------------              -------------
   Net cash (used in) provided by operating
     activities..........................................               (2,162)                     2,314
                                                                  -------------              -------------


Cash flows from investing activities:

Purchases of property and equipment......................               (5,594)                   (10,231)
Other....................................................                  (34)                      (178)
                                                                  -------------              -------------
  Net cash used in investing activities..................               (5,628)                   (10,409)
                                                                  -------------              -------------

Cash flows from financing activities:

Proceeds from exercise of stock options .................                   19                        606
Short term borrowings on note payable....................                2,000                         --
Repayments on short term borrowings......................               (2,000)                        --
Tax benefits from disqualifying dispositions of
  common stock...........................................                   --                        478
                                                                  -------------              -------------
  Net cash provided by financing
    activities...........................................                   19                      1,084
                                                                  -------------              -------------

   Net (decrease) in cash and cash
    equivalents..........................................               (7,771)                    (7,011)

Cash and cash equivalents, beginning of period...........               10,554                     14,747
                                                                  -------------              -------------

Cash and cash equivalents, end of period.................         $      2,783               $      7,736
                                                                  =============              =============

Supplemental disclosure of non-cash transactions:

Income taxes paid........................................         $         --               $      2,333


   The accompanying notes are an integral part of these condensed consolidated financial statements

Part 1: Item 1.

                                 ROCKSHOX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements of ROCKSHOX, INC. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three- and nine-month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. The unaudited condensed, consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 1998 included in the Company's Annual Report on Form 10-K.

2.    INVENTORY:

The components of inventory are as follows (in thousands):

                                      Dec. 31, 1998             March 31, 1998
                                      -------------             --------------
    Raw materials                     $       9,624             $        7,023
    Finished goods                            3,751                      4,558
                                      -------------             --------------
                                      $      13,375             $       11,581
                                      -------------             --------------

3.   NOTE PAYABLE:

     On September 28, 1998, the Company entered into a bridge loan note agreement providing for borrowing up to $4.0 million. On October 1, 1998, $2.0 million was borrowed against the note of which $1.0 million was repaid on October 30, 1998, and the remaining $1.0 million was repaid by December 11, 1998. On that date, the Company entered into a new credit agreement providing for borrowing up to $5.0 million. Any outstanding amounts under the facility are collateralized by the Company's accounts receivables, inventory, equipment and intangibles. There were no outstanding borrowings against the new credit facility as of December 31, 1998.

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

Part I: Item 1.

                                 ROCKSHOX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.         EARNINGS PER SHARE AMOUNTS (continued):

                                                   Three Months Ended                             Nine Months Ended
                                              Dec. 31, 1998      Dec. 31, 1997             Dec. 31, 1998      Dec. 31, 1997
                                              -------------      -------------             -------------      -------------
                                                                   (In thousands, except per share amounts)
Reconciliation of net income (loss)
used in basic and diluted per share
calculations:

Net income (loss)..........................      $   946             $ 1,811                 ($2,270)           $ 8,182
                                                  =======             =======                 ========           =======
Reconciliation of shares used in basic and
diluted per share calculations:
Basic net income (loss) per share:
Weighted average shares of common
  stock outstanding........................        13,761              13,757                  13,761             13,703
                                                  -------            --------                --------            -------
Shares used in basic net income (loss) per
share calculation..........................        13,761              13,757                  13,761             13,703
                                                  =======            ========                ========            =======

Diluted net income (loss) per share:
Weighted average shares of common
  stock outstanding........................        13,761              13,757                  13,761             13,703

Dilutive effect of stock options...........            17                 241                      --                351
                                                  -------            --------                --------            -------
Shares used in diluted net income (loss) per
share calculation..........................        13,778              13,998                  13,761             14,054
                                                  =======            ========                ========            =======

Net Income (loss) per - basic..............        $  0.07              $ 0.13                $ (0.16)              $0.60
                                                  ========           =========               =========           ========
Net Income (loss) per - diluted............        $  0.07              $ 0.13                $ (0.16)              $0.58
                                                  ========           =========               =========           ========

Stock options to purchase 1,225,979 shares of common stock at prices ranging from $1.88 to $15.14 per share were outstanding at December 31, 1998, but 1,208,656 and 1,225,979 shares, respectively, were not included in the computation of diluted income per share for the three-month and nine-month periods ended December 31, 1998, respectively, because they were anti-dilutive.

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

6.   CONTINGENCIES

     The Company is involved in certain legal matters in the ordinary course of business including, from time to time, the alleged infringement of competitors' patents. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable.

Part I: Item 1.

                                 ROCKSHOX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

7.   RESTRUCTURING CHARGE ACCRUAL

     During the quarter ended March 31, 1998, the Company announced a restructuring plan, which included a workforce reduction of approximately 40 employees and the consolidation of the Company's facilities. The Company expects to complete the restructuring during the fiscal year ending March 31, 1999.

     During the quarter ended December 31, 1998, the Company reduced its restructuring accrual of $1.7 million by $294,000, primarily due to lower than expected severance costs. For the nine-month period ended December 31, 1998, the Company has charged $265,000 against this restructuring program and has terminated 12 employees.

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

9.   SUBSEQUENT EVENT

     As part of the vendor improvement program, the Company entered into a supply agreement with a Taiwanese manufacturer, which the Company believes will lower costs and reduce lead times.

Part I: Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

     Net sales. Net sales for the quarter ended December 31, 1998 decreased by 7.7% to $24.5 million from $26.6 million for the corresponding period of the prior year. Net sales for the nine months ended December 31, 1998 decreased by 21.1% to $63.2 million compared to $80.2 million for the corresponding period of the prior year. OEM sales for the quarter ended December 31, 1998 decreased by 1.9% to $20.6 million compared to $21.0 million for the corresponding period of the prior year. For the nine months ended December 31, 1998, OEM sales decreased by 10.1% to $54.1 million compared to $60.2 million for the corresponding period of the prior year. Aftermarket sales were $3.9 million for the quarter ended December 31, 1998 compared to $5.6 million for the corresponding period of the prior year. For the nine months ended December 31, 1998, sales to the aftermarket decreased by 54.5% to $9.1million from $20.0 million for the corresponding period of the prior year. This decrease reflects continued softness in the overall domestic and international mountain biking market.

     Gross margin. Gross margin (gross profit as a percentage of net sales) for the quarter ended December 31, 1998 decreased to 19.4% compared to 28.1% for the corresponding period of the prior year. The decrease is primarily the result of write-offs of excess and obsolete inventory. For the first nine months of this year, gross margin decreased to 16.4% compared to 32.3% for the corresponding period of the prior year. The year-to-date decreases in gross margin were primarily due to fixed overhead costs not being fully absorbed due to lower sales, manufacturing inefficiencies encountered during the first three quarters of fiscal 1999, and write-offs of excess and obsolete inventory.

     Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the quarter ended December 31, 1998 decreased by 16.4% to $2.7 million (or approximately 10.9% of net sales) compared to $3.2 million (or approximately 12.0% of net sales) in the corresponding period of the prior year. The decrease is the result of lower marketing expenditures and the reversal of certain accruals. SG&A expense for the nine months ended December 31, 1998 increased by 10.5% to $10.4 million (or approximately 16.5% of net sales) compared to $9.4 million (or approximately 11.8% of net sales) for the corresponding period of the prior year. The year-to-date increase over the same period last year is primarily a result of the new software implementation and the recruiting and relocation of some members of senior management.

     Research, development and engineering expense. Research, development and engineering ("R&D") expense for the quarter ended December 31, 1998 decreased to $1.1 million (or approximately 4.5% of net sales) compared to $1.2 million (or approximately 4.5% of net sales) during the corresponding period of the prior year. R&D expense for the nine months ended December 31, 1998 declined to $3.6 million (or approximately 5.7% of net sales) compared to $3.7 million (or approximately 4.7% of net sales) during the corresponding period of the prior year.

     Interest income. For the three- and nine-month periods ended December 31, 1998, the Company had net interest income of $29,000 and $232,000 respectively, from its cash and cash equivalent balances. During the three- and nine-month periods ended December 31, 1997, the Company had net interest income of $103,000 and $451,000, respectively. The decreases were due to lower cash balances.

Part I: Item 2

     Income tax (expense) benefit. The Company's effective tax rate for the nine months ended December 31, 1998 was a benefit of 28.0% compared to an expense of 36.0% for the corresponding period of the prior year. The decrease was principally due to a reduction in tax benefit expected to be received for state tax credits and net operating losses.

Liquidity and Capital Resources:

     For the nine months ended December 31, 1998, net cash used by operating activities was $2.2 million. This is comprised of a net loss of $2.3 million, an add-back of $4.4 million for non-cash charges of depreciation and amortization, and an adjustment in reserves for inventory of $584,000, offset by decreases of $495,000 in trade accounts receivable, a decrease of $1.8 million in accounts payable and accrued liabilities, increases in other current assets of $181,000, and increases of $2.4 million in inventories.

     For the nine months ended December 31, 1998, net cash used in investing activities was $5.6 million, which principally consisted of purchases of property and equipment. Net cash provided by financing activities was $19,000, which consisted of proceeds and tax benefits from the exercise of employee stock options.

     On September 28, 1998, the Company entered into a bridge loan note agreement providing for borrowing up to $4.0 million. On October 1, 1998, $2.0 million was borrowed against the note, of which $1.0 million was repaid on October 30, 1998, and the remaining $1.0 million was repaid by December 11, 1998. On that date, the Company entered into a new credit agreement providing for borrowing up to $5.0 million. Any outstanding amounts under the facility are collateralized by the Company's accounts receivables, inventory, equipment and intangibles. There were no outstanding borrowings against the new credit facility as of December 31, 1998.

     At December 31, 1998, the Company had cash and cash equivalents of $2.8 million and working capital of $18.9 million. The Company believes that its current cash balances and/or credit facilities available will be sufficient to provide operating liquidity for at least the next twelve months.

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

Part I: Item 2

INTERNAL ENTERPRISE RESOURCE PLANNING SOFTWARE. During the current fiscal year, the Company has chosen to replace its legacy information system with an Enterprise Resource Planning system which the Company's software vendor (Oracle) has indicated is Year 2000 compliant. The system is being implemented using both internal resources and outside consultants. The Company has substantially completed the implementation phase and is expected to fully complete the process within the quarter ending March 31, 1999. Based on this schedule, the Company expects to be in full Year 2000 compliance with its internal financial systems before the Year 2000. The estimated cost of the system conversion is approximately $2.1 million, of which $1.5 million will be capitalized. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 could have a material impact on the operations of the Company. Failure to complete the implementation may result in loss of revenues, or an interruption in, or a failure of, certain normal business activities or operations, as more fully described below.

OTHER INTERNAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. Over the last three years, the Company's information technology group has ensured that all system upgrades, software purchases and replacements have been Year 2000 compliant. The costs associated with these upgrades, software purchases and replacements are part of the normal course of business. The Company has identified most of the Year 2000 compliance issues with regard to other internal software and imbedded chip technology, such as manufacturing equipment, all desktop systems and security equipment. For those issues identified, contingency plans have been developed and implementation is in process by the Information Technologies Department. Implementation includes the replacement of software and hardware with upgraded Year 2000 compliant versions and is expected to be completed by June 30, 1999. If the Company is unable to achieve Year 2000 compliance for other internal software, the Year 2000 could have a material impact on the operations of the Company. Failure to complete the implementation may result in loss of revenues, or an interruption in, or a failure of, certain normal business activities or operations, as more fully described below.

EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS, SERVICE PROVIDERS AND CONTRACTORS. The Company (specifically procurement) is in the process of identifying and contacting its critical suppliers to determine the extent of their plans and progress in addressing the Year 2000 problem. Responses to date have indicated that the majority of vendors are Year 2000 compliant. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers and contractors to those that have demonstrated readiness; however, the Company cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company has initiated formal communications with all of its significant customers during fiscal 1999 to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own "Year 2000" issues. The Company expects to receive responses from customers no later than June 30, 1999, which will provide written assurances that they expect to address all their significant Year 2000 issues on a timely basis. If any of the Company's significant customers or suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternative suppliers who have demonstrated Year 2000 readiness, the Company's business or operations could be adversely affected. These effects could result in, among other things, loss of revenues, loss of suppliers and customers, or failure to deliver products.

WORST CASE SCENARIOS. Worst-case scenarios of failure by the Company to solve the Year 2000 compliance issues could include: substantial purchasing costs to develop alternative methods of managing its business and replacing noncompliant equipment, temporary slowdowns or cessations of certain manufacturing operations, delays in delivery or distribution of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

      None.


Part II: Other Information

Item 1. Legal Proceedings

     The Company is involved in certain legal matters in the ordinary course of business including from time to time the alleged infringement of competitors' patents. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable.

Part II: Item 2

Item 2. Changes in Securities and Use of Proceeds

      None.

Item 3. Default Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Securities Holders

      None.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

          3.1  Form of Amended and Restated Certificate of Incorporation of
               ROCKSHOX, INC. *

          3.2  Form of Amended and Restated Bylaws of ROCKSHOX, INC. *



          10.7 Credit Agreement, dated December 11, 1998, between ROCKSHOX, INC.
               and the First National Bank of Chicago.

          27   Financial Data Schedule.

-------------------------------------------------------------------------------
     * Previously filed with the Registration Statement on Form S-1 of RockShox Inc. (Registration No. 333-8069).

Part II:   Item 6

(b)   Reports on Form 8-K:
             None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ROCKSHOX, INC.

           Dated:  February 12, 1998           /s/ Gary Patten
                                               ---------------
                                               Gary Patten
                                               Chief Financial Officer and
                                               Duly Authorized Officer