Form 10-K
period 1999-03-31
ROCKSHOX INC
filed 1999-06-21
CIK 1017047

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1999
                         Commission File Number 0-28822
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of June 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $6,926,023.

      As of June 15, 1999, the Registrant had 13,761,147 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
  Portions of the ROCKSHOX, INC. Proxy Statement to be mailed in connection with the Registrant's 1999 Annual Meeting of Stockholders to be held on
August 24, 1999, are incorporated by reference in Part III hereof.
 ==============================================================================

                              TABLE OF CONTENTS





ITEM  DESCRIPTION
----  -----------

                                   PART I

1     Business

2     Properties

3     Legal Proceedings

4     Submission of Matters to a Vote of Security Holders



                                  PART II

5     Market for Registrant's Common Equity and Related Stockholder Matters

6     Selected Financial Data

7 Management's Discussion and Analysis of Financial Condition and Results of Operations

7A    Quantitative and Qualitative Disclosures About Market Risk

8     Financial Statements and Supplementary Data

9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                  PART III

10    Directors and Executive Officers of the Registrant

11    Executive Compensation

12    Security Ownership of Certain Beneficial Owners and Management

13    Certain Relationships and Related Transactions



                                   PART IV

14    Exhibits, Financial Statement Schedules and Reports on Form 8-K

      Unless the context indicates otherwise, when we refer to "we," "us," the "Company" or "RockShox," in this Annual Report on Form 10-K, we are referring to ROCKSHOX, INC., its predecessors and their respective parents and subsidiaries on a consolidated basis. Unless the context indicates otherwise, all references to a fiscal year are to our fiscal year. In 1995, we changed our fiscal year end from December 31 to March
31. This Annual Report on Form 10-K includes references to our registered trademarks and brand names, including: ROCKSHOX, JUDY, JETT, SID and DELUXE. This Annual Report on Form 10-K also contains references to INDY, which is a trademark of Indianapolis Motor Speedway Corporation, and is used under license from IMS Properties, Inc.


                                    PART I

ITEM 1.   BUSINESS

GENERAL

      We are a worldwide leader in the design, manufacture and marketing of high performance bicycle suspension products. Our suspension products enhance riding performance and comfort by mitigating the impact of rough terrain and by providing better wheel contact with the riding surface. The Company, which currently manufactures both front suspension forks and rear shocks for mountain bikes, has combined technical innovation with high quality products and creative marketing to establish one of the most widely recognized brand names in the bicycle industry.

     For the 1999 model year, we offered fifteen front suspension forks, including eight new models, four rear shocks, including a new lightweight air sprung model, and two new suspension seat posts.

      Approximately 85% of our sales in fiscal 1999 represented sales to original equipment manufacturers ("OEMs"), such as Trek Bicycle Corp. ("Trek"), GT Bicycles Inc. ("GT") and Specialized Bicycle Components, Inc.("Specialized"), which incorporate ROCKSHOX branded components as part of new, fully-assembled mountain bikes sold worldwide. Our products are also sold as an accessory component to consumers through a network of over 10,000 independent bicycle dealers ("IBDs") worldwide.

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

      The Company's principal executive office is located at 401 Charcot Avenue, San Jose, California, 95131; its telephone number is (408) 435-7469.


PRODUCTS

      ROCKSHOX suspension products are generally designed to enhance riding performance and comfort, and include front suspension forks, rear shocks, and seatposts based on elastomer technology or hydraulically damped systems using coil or air springs. Our bicycle suspension systems incorporate two functional components: a spring and a damper. The spring function absorbs the impact of rough terrain and returns the suspension device (fork, shock, or seatpost) to its original position after compression. The damper also absorbs impact and moderates the movement of the suspension device as it returns to its original position. As a result, suspension provides better wheel contact with the riding surface, especially on off-road or nonpaved surfaces, enabling the cyclist to ride with more speed, comfort and control. The suspension seatpost provides improved comfort and control for cyclists with bikes that are not equipped with rear wheel suspension.

      Every ROCKSHOX product uses aerospace alloys and features adjustable suspension, a progressive spring rate, structural rigidity and low weight. Key to any suspension system is the spring rate, which allows the suspension device to move easily over small bumps, but not "bottom out" over larger ones. The structural rigidity of ROCKSHOX suspension products improves the rider's ability to control the bike, while low weight enhances overall bicycle performance. Every ROCKSHOX product is covered by a one-year limited warranty.

      The 1999 models represent our broadest line of product offerings to date. For the 1999 model year, we offered fifteen front suspension forks, including eight new models, four rear shocks, including a new lightweight air sprung model, and two new suspension seat posts. All of our current products that were introduced prior to the current product year have experienced model year modifications or upgrades since they were originally introduced.

The following tables summarize our 1999 product offerings of front forks and rear shocks:

                                 FRONT FORKS

                                Suggested
                  Typical        Retail
                   Retail       Price In                                             Date of
                 Bike Price     Accessory                          Suspension        Original
  1999 Model     Point (1)       Market        Intended Use        Technology      Shipment (2)
-------------- -------------- ------------- ------------------- ----------------- --------------
JETT C           $300-$400    Not offered   Recreational        Elastomer Spring  May 1998
                              at retail                         System

JETT T2          $350-$475            $159  Recreational;       Type 2 Spring     May 1998
                                            Moderate Terrain    System

JETT XC          $400-$625            $199  Cross-Country;      HydraCoil         May 1996
                                            Moderate Terrain    System

JUDY C           $650-$800    Not offered   Cross-Country;      HydraCoil         June 1996
                              at retail     FreeRide            System

JUDY XC          $500-$800            $299  Cross-Country;      HydraCoil         September 1994
                                            FreeRide            System

JUDY SL          $700-$1,000  Not offered   Cross-Country;      Cartridge         September 1994
                              at retail     Extreme Terrain

JUDY 100        $1,000-$1,500         $389  Cross-Country;      HydraCoil         June 1998
                                            Extreme Terrain

JUDY XL         $1,000-$1,500 Not offered   Cross-Country;      Cartridge         September 1994
                              at retail     Extreme Terrain

JUDY XLC        $1,000-$1,500         $489  FreeRide            HydraCoil         September 1997
                                                                System

SID XC           $800-$1,200          $549  Cross-Country       Cartridge         June 1997

SID SL          $1,300-$1,600         $699  Cross-Country;      Cartridge/ Air    July 1997
                                            Racing              Spring

SID XL          $1,500-$1,900         $749  FreeRide            Cartridge/ Air    July 1997
                                                                Spring

BOXXER            $2,500+           $1,099  Pro Downhill Racing HydraCoil         November 1997

RUBY SL           $2,000+             $429  Road Training       Type 2 Spring     June 1997
                                                                System

RUBY Metro       $300-$700            $189  Road Training       HydraCoil         August 1998
                                                                System

                                 REAR SUSPENSION

                                Suggested
                  Typical        Retail
                   Retail       Price In                                             Date of
                 Bike Price     Accessory                          Suspension        Original
  1999 Model     Point (1)       Market        Intended Use        Technology      Shipment (2)
-------------- -------------- ------------- ------------------- ----------------- --------------
Deluxe           $500-$1,200  Not offered   Cross-County;       Coil over         June 1995
                              at retail     Downhill            hydraulic damper

Coupe Deluxe     $700-$1,500          $159  Cross-Country;      Coil over         July 1996
                                            Downhill            hydraulic damper

Super Deluxe      $2,000+     Not offered   Cross-Country;      Coil over         July 1995
                              at retail     Downhill Racing     hydraulic damper
                                                                with oil
                                                                reservoir

SID Rear        $1,200-$1,900         $269  Cross-Country;      Cartridge/ Air    July 1998
                                                                Spring

POST            $1,200-$2,200         $119  Hardtail            Elastomer         May 1998



(1) The typical retail bike price point represents management's estimate of the U.S. retail range for OEM mountain bikes that include the indicated product.

(2)   Models are generally upgraded and revised periodically.



RESEARCH AND DEVELOPMENT

      As of March 31, 1999, our product development activities, based in San Jose and Santa Cruz, California, were supported by 28 professionals, including 12 project engineers, using an array of sophisticated design and analytical tools. Development for each major product line (e.g., SID, JUDY, JETT, etc.) is headed by a senior level project engineer with assistance from other engineers and technicians. In addition, we have an ongoing advanced technologies program, which investigates new technologies, materials and processes not utilized for current products.

      We maintain a well-equipped test laboratory in San Jose, California to collect data and test products prior to and after commercial introduction. The test laboratory is staffed by a test engineer, two technicians and managed by a Test Lab Supervisor, who conduct a variety of performance tests, accelerated life tests and analysis on products and components. In addition, we operate a field test site in Santa Cruz, California to provide in-use data on new products.

      The product development process usually begins one to two years prior to the expected commercial introduction of a new product, and generally focuses on having a product ready for distribution at the start of the applicable model year. In addition, short-term projects involving upgrades of existing products and improvements to manufacturing processes occur regularly. New product ideas come from a variety of sources, including mountain bike race teams, OEMs, consumers and employees. Products are developed using design and engineering software tools that provide full parametric three-dimensional modeling and finite element analysis, allowing for computer optimization of structures and greatly reducing the time required to develop and prototype designs. Currently, an interdepartmental team, including representatives from our engineering, manufacturing, marketing, quality, sourcing and customer service departments, is established at the beginning of every development project. This interdepartmental approach to product development reduces time to market while significantly enhancing product quality.

      Current areas of focus for product development include, among others,

  o research in the area of product design, materials and manufacturing current products;
  o  investigation of potential new products and technologies;
  o the introduction of products appropriately priced for a broad segment of the mountain bike market; and
  o the design of new products, including suspension seat posts and suspension systems for trekking bikes.

     Our future success will depend, in part, upon our continued ability to develop and successfully introduce new and popular bicycle suspension products and other types of bicycle components. There can be no assurance that we will introduce any new products or, if introduced, that any such products will be commercially successful.

      Research and product development expenditures in fiscal years 1999, 1998 and 1997 were approximately $4.9 million, $4.9 million and $4.8 million, respectively.


MANUFACTURING

      All manufacturing is done in our San Jose facility on multiple, continuous flow assembly lines. These lines are computer-controlled and are comprised of a combination of automated and manual assembly stations supported by satellite subassembly operations. The assembly lines are designed for efficiency and can potentially produce a complete suspension fork every 20 seconds. In addition to assembly activities, we machine and process some parts on-site. Management reviews manufacturing processes available through sub-contractors to determine if opportunities exist to re-engineer such processes and to bring them in-house. To this end, the manufacturing department has its own engineering function, which is currently carried out by 9 engineers and 14 technicians. Typically, we bring certain machining operations in-house on the basis of cost, quality control, lead-time and the critical nature of the sub-component in achieving production efficiencies. Such in-house machining is generally performed on specialized equipment designed and built by our manufacturing engineers and subcontractors.

      As of March 31, 1999, manufacturing included approximately 181 non-unionized employees plus approximately 118 temporary hires. Additional temporary employees are brought in during the peak building season from June through January. We operate on two shifts throughout the year on some product lines, and add a second shift when needed on others. Extensive training occurs so that supervisors and lead assemblers can manage their own work areas and monitor product quality. In addition, functional testing and statistical process control are used to maintain and measure product quality during the fabrication and assembly processes. Finished products are also tested in our product development test center.

      We work closely with a variety of vendors to meet our production needs, including machine shops, die casters, forging houses, tube manufacturers and injection molders. Although we have established relationships with our principal suppliers and manufacturing sources, we do not currently have long-term contracts with any of our vendors, nor do we currently have multiple vendors for all parts, tooling, supplies or services critical to our manufacturing processes. Currently, all of our major suppliers are based in the U.S. We continually review our vendor relationships with regard to cost, delivery and quality. During fiscal 1999, we purchased approximately $6.6 million of components from our largest vendor.

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

      Our policy is to generally require firm purchase orders from OEMs 60 days prior to shipment. As of March 31, 1999, our backlog was approximately $6.2 million compared to $7.2 million at March 31, 1998. We expect to fill all of our backlog orders within 90 days, although there can be no assurance that all such backlog orders will be filled within that time period, if at all. The backlog of orders at any given time is affected by a number of factors, including seasonality, availability of parts and the scheduling of manufacturing and shipment of products. Accordingly, the backlog of orders for a particular period is not necessarily meaningful and may not be indicative of future sales activity or product popularity.

     As part of the vendor improvement program, the Company entered into a supply agreement with a Taiwanese manufacturer in December 1998, which the Company believes will lower costs and reduce lead times.


SALES AND DISTRIBUTION

      Our products are primarily sold to OEMs, who incorporate
ROCKSHOX components as part of new, fully-assembled mountain bikes sold worldwide, and through distributors or, in some cases, directly to IBDs, each of whom serve the retail accessory market. For the fiscal year ended March 31, 1999, approximately 85% of our total net sales were to OEMs and approximately 15% were to distributors and IBDs. OEM customers have become increasingly important to us as bicycle suspension has evolved from an accessory niche component into standard equipment found on higher quality mountain bikes. The following table demonstrates the historical shift in our customer base and product distribution:


                                  Years Ended March 31,
                 --------------------------------------------------------
(in thousands)          1999               1998               1997
                 ------------------ ------------------ ------------------
                             % of               % of               % of
                   Net       Net      Net       Net      Net       Net
                   Sales    Sales     Sales    Sales     Sales    Sales
                 --------- -------- --------- -------- --------- --------


OEMs............  $73,999       85%  $77,633       76%  $77,000       72%

Distributors
  and IBDs......   12,864       15%   24,570       24%   29,212       28%
                 --------- -------- --------- -------- --------- --------
      Total..... $ 86,863      100% $102,203      100% $106,212      100%
                 ========= ======== ========= ======== ========= ========


      Management believes that our products play an important role in the sale of OEM bikes and that OEMs are aware of the influence that the ROCKSHOX brand and name has on a consumer's selection of a mountain bike. Every front suspension fork sold today to OEMs prominently displays the ROCKSHOX name. In addition to our strong brand name, we believe that OEMs also choose ROCKSHOX for product innovation, reliability and quality.

      We currently sell to over 240 OEM accounts worldwide. We have substantial export sales, a significant portion of which includes products shipped to Asian manufacturing subcontractors for certain U.S.-based OEMs.

      The sales process for OEM customers begins in January and February with presentations of our product line for the coming model year. Typically, we learn between April and June if our products have been specified on various OEM bike models and of OEM volume expectations per model, although such estimates are subject to significant adjustment throughout the year. Shipments are then made directly to OEMs or to their subcontractors (typically bicycle frame manufacturers mostly located in Asia) beginning in the April-June quarter and peaking in the July-September quarter. OEM sales slow down in the second half of our fiscal year and are principally comprised of OEM reorders, which we believe primarily reflect the popularity and sell-through rates of various OEM mountain bikes that incorporate ROCKSHOX components.

      Sales to distributors and IBDs generally trail the OEM process, with sales to distributors at their highest during the middle of our fiscal year (August and September) and sales to dealers peaking during the following March and April. We currently have 4 distributors in the United States, all of whom are owned by OEM customers, and approximately 60 additional distributors worldwide. Management believes that sales of our products through OEM-owned distributors are an important revenue source for OEMs and further strengthen our relationships with our major customers. Distributors purchase ROCKSHOX products for resale to IBDs and also provide worldwide servicing and marketing support for all of our products. In the U.S., we generally sell directly to IBDs product quantities too small for third-party distributors to handle.

      As of March 31, 1999 we had approximately 41 employees in sales and customer service functions. Our principal sales activities are based in San Jose, California. In addition, we have a sales representative office with 3 contract employees based in Bern, Switzerland. Our customer service activities include a warranty program managed by an in-house technical support department in the U.S. and a distributor network of technicians outside the U.S.

      In fiscal 1999, approximately 62% of our sales represented sales to our 10 largest customers, several of which purchase product as both an OEM customer and a distributor. Sales to two customers accounted for 17% and 16% of our net sales in fiscal 1999. At March 31, 1999, our 3 OEM customers with the largest accounts receivable balances accounted for approximately 44% of our accounts receivable. As of March 31, 1999, we had no long-term contracts with any of our customers.

MARKETING

      Management believes that our brand image, in combination with the performance features of our products, is an important element in the consumer's decision to purchase ROCKSHOX suspension as an accessory product and that our OEM customers recognize the strength of the ROCKSHOX brand name as a contributing factor in the consumer's choice of mountain bikes.

      We promote and maintain our brand name globally through focused marketing efforts such as sponsorship of mountain bike racing teams, magazine advertising and editorial programs, IBD packaging and point of sale materials, participation in tradeshows and promotional clothing and merchandise. Our marketing department oversees all aspects of the promotion of our products and brand name.

      The principal user of our products is the mountain bike enthusiast between 19 and 34 years of age. To appeal to this market, we emphasize the high performance features of our products as well as our affinity with the mountain biking culture. The goal of our marketing efforts is to communicate both technical information and an offbeat and irreverent image.

      The sponsorship of mountain bike racing teams and racers is an important part of our research and product development efforts as well as our marketing strategy. We believe that the association of our products with successful racers enhances our product development efforts as well as increases consumer awareness of and demand for ROCKSHOX suspension products. We currently co-sponsor approximately 20 world-class and over 70 junior and amateur race teams, many of which also have affiliations with OEMs. Our sponsorship agreements with racing teams generally are for a one-year term, and provide for a retainer plus contingent performance payments. We also provide free product and technical support for sponsored racers, including access to our technical service trucks that attend many of the major races in the U.S. and Europe. There can be no assurance that such racing teams will continue to be sponsored by us and use our products on terms we deem acceptable, or that we will be able to attract new mountain bike racing teams to use our products in the future.

      We advertise our products in a variety of U.S. and international consumer and trade bicycle publications, including BICYCLING, BIKE, CATALYST COMMUNICATIONS, SUPER SALE AND CYCLING GUIDE, DIRT RAG, MBG GUIDE, MOUNTAIN BIKE, MOUNTAIN BIKE ACTION, MOUNTAIN BIKING, OBSERVED TRIALS, VELO NEWS and BICYCLE RETAILER, as well as on the World Wide Web. Our goal is to expand awareness of the ROCKSHOX brand name and to support product line segmentation with advertising campaigns built around the SID, JUDY, JETT, and other product lines. We also seek to increase ROCKSHOX's editorial exposure in bicycle print media by working closely with magazine editors in the U.S. and Europe. Our focus on editorial content has helped maintain high visibility for the ROCKSHOX brand name and our products.

      We currently support our brand name in the retail bike market by supplying unique packaging and point of sale displays to IBDs, as well as by providing brochures and product hang tags that are designed to help explain the technical performance features of our products. Materials are generally provided at cost or for free to distributors and IBDs. We also maintain a strong presence at national and international tradeshows. As part of our retail marketing efforts, we market a line of mountain bike lifestyle clothing. The clothing line includes T-shirts, cotton jerseys, jackets, vests and hats and is sold to distributors, bicycle shops and directly to consumers at race events.

      Sales and marketing expenditures totaled approximately $5.3 million, $6.2 million and $4.6 million in fiscal years 1999, 1998 and 1997, respectively.

COMPETITION

      The markets for bicycle components, in general, and bicycle suspension products, in particular, are highly competitive. We compete with other bicycle component companies that produce suspension products for sale to OEMs, distributors and IBDs as well as with bicycle OEMs who produce their own line of suspension products for their own use and for sale through distributors and IBDs.

      We compete with several component companies that manufacture front suspension products, including, among others, Answer Products, Inc., a division of LDI, Ltd., which manufactures Manitou products ("Answer"), Rapid Suspension Technology USA, Inc. ("RST"), Marzocchi SpA ("Marzocchi"), and SR Suntour USA, Inc. We also compete with several component companies that manufacture rear shocks, including, among others, Fox Factory, Inc., RST, Risse Racing Technology, Inc., Amp, Marzocchi and Girvin, Inc. We believe that we currently have the leading market share in front suspension forks.

      Over the past few years, Trek and Scott U.S.A. have discontinued their own lines of suspension products and have been specifying ROCKSHOX products on many of their mountain bike models. Today, Cannondale Corporation ("Cannondale") is the only major OEM that has its own brand of suspension products, although Cannondale uses ROCKSHOX products on certain bike models. Cannondale also makes its suspension products available to the retail accessory market.

      In order to build or retain its market share, we must continue to successfully compete in areas that influence the purchasing decisions of OEMs, distributors, IBDs and consumers, including design, price, quality, technology, distribution, marketing, style, brand image and customer service. There can be no assurance that any number of bicycle component manufacturers, OEMs or other companies, including those who are larger and have greater resources than us and who currently do not provide bicycle suspension products or do so on a limited basis, will not become direct or more significant competitors of us. In addition, OEMs frequently design their bicycles to meet certain retail price points, and, as a result, may choose not to use a suspension product or may select a lower priced ROCKSHOX or competing product in order to incorporate other components in the bicycle's specifications that the OEM perceives as being desirable to the consumer. We could therefore face competition from existing or new competitors that introduce and promote suspension products or other bicycle components perceived by the bicycle industry or consumers to offer price or performance advantages to, or otherwise have greater consumer appeal than, our products.



INTELLECTUAL PROPERTY

      We rely on a combination of patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology in order to secure and protect our intellectual property rights. Several patents have been issued covering aspects of many of our suspension products in the United States and abroad. None of the patents that we are currently using to enforce our property rights have an expiration date before 2010. There can be no assurance, however, that our present or future patents will adequately cover the Company's technologies, or that patents relating to such technologies will not be successfully challenged or circumvented by competitors.

      We believe that, among other things, our brand name, "ROCKSHOX," offers us a significant competitive advantage. We hold several trademark registrations in the United States and abroad for the ROCKSHOX mark and other marks in connection with many of our products. We may file additional applications for U.S. and foreign trademark protection in the future. However, there can be no assurance that third parties have not or will not adopt or register marks that are the same or substantially similar to our marks, or that such third parties will not be entitled to use such marks to our exclusion. Selecting new trademarks to resolve such situations could involve significant costs, including the loss of goodwill already gained by the marks previously used.

      There can be no assurance that our patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology will adequately protect us from potential infringement or misappropriation by third parties. We intend to vigorously enforce our intellectual property rights, and may be required to undertake litigation to do so. Any such litigation could result in substantial cost to and diversion of effort by us. In addition, due to considerations relating to, among other things, cost, delay or adverse publicity, there can be no assurance that we will elect to enforce our intellectual property rights in every instance.

      We have occasionally received, and may receive in the future, claims asserting infringement by us of intellectual property rights held by third parties. In April 1998, we were notified that Cannondale believes that certain ROCKSHOX suspension forks are covered by one or more claims of a United States patent purportedly owned by Cannondale. In December 1998, the United States Patent and Trademark Office ("PTO") granted the Company's request to reexamine the Cannondale patent based on material prior art not cited by Cannondale to the PTO during the initial prosecution of the patent. The reexamination proceedings are ongoing. See "Certain Factors That May Affect the Company's Business and Future Results." There can be no assurance that we are not infringing upon intellectual property rights held by others, or that we will not be required to defend ourselves against claimed infringement of the rights of others, as such claims may arise in the ordinary course of business. Such disputes may result in substantial cost to and diversion of effort by us, and could have a material adverse effect on us.

ENVIRONMENTAL MATTERS

      We are subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage, transportation, treatment and disposal of solid and hazardous wastes) or (ii) impose liability for cleaning up or remediating contaminated property (or the costs therefor), including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. Our manufacturing operations routinely involve the handling of chemicals and wastes, some of which are or may be regulated as hazardous substances. We have not incurred, and do not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, we believe that our environmental obligations will not have a material adverse effect on our operations or financial position.

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

      In 1996, the CPSC sent a letter to major manufacturers and importers of mountain bikes as well as several suspension component manufacturers, including RockShox, expressing concern about reports of injuries and recall activity relating to failures of mountain bike suspension forks and urging manufacturers to participate in the development of voluntary safety performance standards for such suspension products through the American Society of Testing and Materials (the "ASTM"). Our employees are participating in developing these standards by chairing an ASTM task force on bicycle suspension and front forks. These standards are expected to be implemented in the future. In anticipation of the standards implementation by the ASTM, we are currently testing our products in the manner proposed by the ASTM. These standards, if adopted, could increase the development and manufacturing costs of our products, make our products less desirable (by, for example, increasing the weight of the product) or favor a competitor's product. Although we cannot predict whether standards relating to our products or otherwise affecting the bicycle suspension industry will be adopted, no assurance can be given that the implementation of such standards will not have a material adverse effect on us or our prospects.

      Several local, state and federal authorities have considered substantial restrictions or closures of public trails to biking use, citing environmental concerns and disputes between mountain bikers and other trail users (including hikers). Such restrictions or closures, if implemented in a regional or widespread manner, could lead to a decline in the popularity of mountain biking, which could have a material adverse effect on us or our prospects.


      We are subject to federal, state and local environmental laws, regulations or ordinances. We have not incurred, and do not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, we believe that our environmental obligations will not have a material adverse effect on us or our prospects.

PRODUCT RECALL

      Bicycles and bicycle components, including suspension products, are frequent subjects of product recalls, corrective actions and manufacturers' bulletins. Since our founding in 1989, we have conducted one voluntary corrective action without CPSC involvement and four voluntary corrective actions in conjunction with the CPSC. None of these actions has been financially material to us.


      The number of suspension products sold by us has dramatically increased since our founding in 1989, new product introductions are occurring frequently, and our products may not have been used by riders for a period of time sufficient to determine all of the effects of prolonged use and the environment on such products. As a result, there can be no assurance that there will not be recalls, corrective actions or other activity voluntarily or involuntarily undertaken by us or involving the CPSC or other regulatory bodies on a more frequent basis or a a higher cost than in the past, involving past, current or future products, including those products previously subject to voluntary corrective action, any of which could have a material adverse effect on us or our prospects.

SEASONALITY

      See "Selected Quarterly Financial Data; Seasonality" under Item 7 for a discussion regarding seasonality.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

      See Note 12 to the Notes to the Consolidated Financial Statements for a discussion regarding our foreign operations.


EMPLOYEES

      As of March 31, 1999, we employed approximately 416 full-time employees. In addition, we utilized approximately 131 occasional personnel in our assembly operations to meet production demand. We are not a party to any labor agreements and none of our employees is represented by a labor union. We consider our relationship with our employees to be excellent and have never experienced a work stoppage.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

      This report contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements may also be contained in our other reports filed under the Securities Exchange Act of 1934, in our press releases and in other documents. In addition, from time to time, we through our management may make oral forward-looking statements. Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of which they are made and may be affected by numerous factors. Because of these factors, which may affect our operating results, past financial performance should not be considered as an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. We undertake no obligation to update publicly or revise any forward-looking statements.

      Important factors that could affect our ability to achieve financial and other goals and cause actual results to differ materially from our forward-looking statements include, but are not limited to, the following:

  -- Any decline in general economic conditions, uncertainties regarding economic prospects or changes in other economic factors that affect consumer spending could have a material adverse effect on our direct customers (OEMs, distributors, IBDs) and, therefore, on us or our prospects.

  -- Any material decline or prolonged lack of growth in the popularity of, or market demand for, mountain bike front suspension forks, in general, or our products, in particular, could have a material adverse effect on us or our prospects.

  -- The loss of or substantial decline in purchases of our products by, or the financial insolvency of, any of our largest customers individually, or a number of our other customers in the aggregate, could have a material adverse effect on us or our prospects.

  -- Any misjudgment by us or any of our OEM customers of the demand for any of its respective products could have a material adverse effect on us or our prospects.

  -- Unexpected difficulties encountered during expansion, or management's inability to respond effectively to or plan for such expansion, could have a material adverse effect on us or our prospects.

  -- Our failure to introduce sufficient technological advances or lack of timely introduction of sufficient new products, or if introduced, the lack of commercial success of such products, could have a material adverse effect on us or our prospects.

  -- Competition from existing or new competitors that introduce and promote suspension products or other bicycle components perceived by the bicycle industry or consumers to offer price or performance advantages to or that otherwise have greater consumer appeal than our products could have a material adverse effect on us or our prospects.

  -- The assertion by any person of rights in, or ownership of, any patents, trademarks or other proprietary rights of RockShox, unless successfully rejected by us could have a material adverse effect on us or our prospects. In April 1998, we were notified that Cannondale believes that certain ROCKSHOX suspension forks are covered by one or more claims of a United States patent purportedly owned by Cannondale. In December 1998, the United States Patent and Trademark Office ("PTO") granted the Company's request to reexamine the Cannondale patent based on material prior art not cited by Cannondale to the PTO during the initial prosecution of the patent. The reexamination proceedings are ongoing. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

  -- The failure of a key supplier to meet our product needs on a timely basis, the loss of a key supplier or any significant disruption in our production or distribution activities for any other reason, including an earthquake or other catastrophic event, could have a material adverse effect on us or our prospects.

  -- Because the bicycle industry is, and many of our OEM customers are, highly dependent on manufacturing in overseas locations, changes in economic conditions, currency exchange rates, tariff regulations, local content laws or other trade restrictions or political instability could adversely affect the cost or availability of products sold by or to the bicycle industry as a whole and to our OEM customers in particular, any of which could have a material adverse effect on us or our prospects.

  -- Due to the uncertainty as to the number of product liability claims or the nature and extent of liability for personal injuries and changes in the historical or future levels of insurance coverage or the terms or cost thereof, our product liability insurance may not be adequate or available to cover product liability claims or the applicable insurer may not be solvent at the time of any covered loss, any of which could have a material adverse effect on us or our prospects.

  -- Adverse publicity relating to mountain bike suspension or mountain biking generally, or publicity associated with actions by the United States CPSC or others expressing concerns about the safety or function of our products, other suspension products or mountain bikes, could have a material adverse effect on us or our prospects.

  -- Product recalls, corrective actions or other activity voluntarily or involuntarily undertaken by us or involving the CPSC or other regulatory bodies could have a material adverse effect on us or our prospects.

  -- The loss of any member of our senior management team and other key personnel, including certain members of our product development team, or the inability to attract, retain and motivate key personnel, could have a material adverse effect on us or our prospects.


ITEM 2.    PROPERTIES

      Our headquarters are located in an approximately 56,000 square foot building in San Jose, California, pursuant to a lease that expires in 2000. Approximately 25,000 square feet of the headquarters building has been sub-let to a third party for the remainder of the Master Lease. We lease two other facilities of approximately 15,000 and 158,000 square feet in the San Jose area pursuant to leases that expire in 2000 and 2004, respectively. The 15,000 square-foot facility is not currently being used by us, and has been subleased in its entirety until the end of the lease term. We also lease one smaller facility. We believe that our existing facilities are adequate to meet our existing requirements, but are attempting to relocate certain facilities in order to consolidate our premises.

ITEM 3.    LEGAL PROCEEDINGS

      We are involved in certain legal matters in the ordinary course of business, including the alleged infringement of a competitor's patent. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable. See "Certain Factors That May Affect the Company's Business and Future Results."

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                   PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

      Since September 26, 1996, our common stock has been listed on The NASDAQ Stock Market under the symbol "RSHX." The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on The NASDAQ Stock Market.

                                                     High       Low
                                                   --------- ---------
      Year ended March 31, 1999
      -------------------------------
      First quarter............................       $7.53     $3.00
      Second quarter...........................       $4.38     $2.63
      Third quarter............................       $3.88     $1.50
      Fourth quarter...........................       $2.75     $0.62

      Year ended March 31, 1998
      -------------------------------
      First quarter............................      $17.50    $13.50
      Second quarter...........................      $17.63    $11.88
      Third quarter............................      $14.88     $6.81
      Fourth quarter...........................       $9.13     $6.88


      On June 15, 1999, the closing sales price per share of our common stock as reported on The NASDAQ Stock Market was $1.00. On June 15, 1999, there were approximately 83 holders of our common stock.

      During our past three fiscal years, our Board of Directors has not declared a cash dividend on our common stock. We currently intend to retain future earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

      The selected financial data set forth below have been derived from our audited consolidated financial statements and the related notes thereto. The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                     Three       Year
                                                 Years Ended March 31,               Months      Ended
                                       ------------------------------------------- March 31,  December 31,
                                          1999       1998       1997       1996     1995(1)      1994
                                       ---------- ---------- ---------- ---------- ---------- -----------
STATEMENT OF OPERATIONS DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA):

Net sales ............................   $86,863   $102,203   $106,212    $83,509    $14,279     $37,900
Cost of sales ........................    71,000     73,183     67,115     54,110      9,590      24,477
                                       ---------- ---------- ---------- ---------- ---------- -----------
   Gross profit ......................    15,863     29,020     39,097     29,399      4,689      13,423
                                       ---------- ---------- ---------- ---------- ---------- -----------
Selling, general and administrative
   expenses ..........................    14,163     13,363     12,137     11,220      5,404       4,210
Research, development and
   engineering expense ...............     4,907      4,873      4,801      3,401      2,223       2,073
Restructuring and non-recurring
   charge ............................      (541)     3,326      6,580        ---        ---        ---
                                       ---------- ---------- ---------- ---------- ---------- -----------
      Income (loss) from operations ..    (2,666)     7,458     15,579     14,778     (2,938)      7,140
Interest expense (income) and other
   expense, net ......................      (277)      (606)     2,205      5,650         51           6
                                       ---------- ---------- ---------- ---------- ---------- -----------
      Income (loss) before income
        taxes ........................    (2,389)     8,064     13,374      9,128     (2,989)      7,134
Provisions for (benefit from)
   income taxes ......................      (669)     2,944      5,149      3,464       (653)      2,420
                                       ---------- ---------- ---------- ---------- ---------- -----------
      Income (loss) before
        extraordinary loss ...........    (1,720)     5,120      8,225      5,664     (2,336)      4,714
Extraordinary loss, net of tax
   benefit of $885,000 ...............       --         --       1,328        ---        ---        ---
                                       ---------- ---------- ---------- ---------- ---------- -----------
      Net income (loss) before
        accretion ....................    (1,720)     5,120      6,897      5,664     (2,336)      4,714
Accretion for dividends on
   mandatorily redeemable
   preferred stock ...................       --         --         185        357        --         --
                                       ---------- ---------- ---------- ---------- ---------- -----------
      Net income (loss) available
         to common stockholders ......   ($1,720)    $5,120     $6,712     $5,307    ($2,336)     $4,714
                                       ========== ========== ========== ========== ========== ===========

Income (loss) per share before
   extraordinary loss - basic.........    ($0.13)     $0.37      $0.71      $0.60     ($0.26)      $0.53
Loss per share from extraordinary
   item - basic.......................       --         --       (0.12)       --         --         --
                                       ---------- ---------- ---------- ---------- ---------- -----------
     Net income (loss) per share -
         basic........................    ($0.13)     $0.37      $0.59      $0.60     ($0.26)      $0.53
                                       ========== ========== ========== ========== ========== ===========

Cash dividend per share...............       --         --         --         --         --        $0.03
                                       ========== ========== ========== ========== ========== ===========

Shares used in per share
   calculation - basic................    13,761     13,717     11,430      8,820      8,820       8,820
                                       ========== ========== ========== ========== ========== ===========

Income (loss) per share before
   extraordinary loss - diluted.......    ($0.13)     $0.36      $0.69      $0.60     ($0.26)      $0.53
Loss per share from extraordinary
   item - diluted.....................       --         --       (0.11)       --         --         --
                                       ---------- ---------- ---------- ---------- ---------- -----------
     Net income (loss) per share -
         diluted......................    ($0.13)     $0.36      $0.58      $0.60     ($0.26)      $0.53
                                       ========== ========== ========== ========== ========== ===========

Shares used in per share
   calculation - diluted..............    13,761     14,030     11,641      8,820      8,820       8,820
                                       ========== ========== ========== ========== ========== ===========


                                                            At March 31,                          At
                                       ------------------------------------------------------ December 31,
                                          1998       1998       1997       1996     1995(1)      1994
                                       ---------- ---------- ---------- ---------- ---------- -----------
BALANCE SHEET DATA (IN THOUSANDS):
Working capital ...................      $20,067    $22,372    $23,722     $2,327     $1,939      $5,995
Total assets ......................       48,765     52,259     45,875     26,932     17,679      13,493
Total debt ........................          --         --         --      44,500     48,500         998
Mandatorily redeemable preferred
 stock ............................          --         --         --       7,357      7,000        --
Stockholders' equity (deficit).....       36,063     37,765     31,561    (39,615)   (44,922)      7,188

(1) In 1995, the Company changed its fiscal year end from December 31 to March 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    We are a worldwide leader in the design, manufacture and marketing of high performance bicycle suspension products. Substantially all of our historical revenues have been attributable to sales of mountain bike front suspension forks. Our two principal channels of distribution are: (i) sales to OEMs and (ii) sales to distributors and IBDs (the "retail accessory market"). A large portion of our sales are to a small group of OEM customers.

    We have substantial export sales, a significant portion of which include products shipped to Asian manufacturing subcontractors for certain U.S.-based OEMs. We believe that a substantial portion of these products are ultimately shipped back to the U.S. and sold domestically by OEMs. We recognize revenue upon shipment of the product and, to date, product returns have not been material.

    Our gross margins are generally higher on retail accessory market sales compared to OEM sales, OEM sales generate higher unit volume, which allows us an opportunity to capitalize on manufacturing efficiencies. Research, development and engineering costs are expensed as incurred.


RESULTS OF OPERATIONS:

    The following table sets forth operations data as a percentage of net sale for the periods indicated.

                                                    Years Ended March 31,
                                               --------------------------------
                                                  1999       1998       1997
                                               ---------- ---------- ----------
Net sales.....................................     100.0%     100.0%     100.0%
Cost of sales.................................      81.7%      71.6%      63.2%
   Gross profit...............................      18.3%      28.4%      36.8%
Selling, general and administrative expense...      16.3%      13.1%      11.4%
Research, development and engineering expense.       5.6%       4.8%       4.5%
Restructuring and non-recurring charges.......      -0.6%       3.3%       6.2%
   Income (loss) from operations..............      -3.1%       7.3%      14.7%

    FISCAL YEAR ENDED MARCH 31, 1999 (FISCAL 1999) COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998 (FISCAL 1998)

    NET SALES. Net sales for the year ended March 31, 1999 decreased by 15.0% to $86.9 million compared to $102.2 million for the year ended March 31, 1998. OEM sales decreased in fiscal 1999 by 4.6% to $74.0 million compared to $77.6 million in fiscal 1998. Sales to the retail accessory market (IBDs) decreased by 47.6% to $12.9 million in fiscal 1999 compared to $24.6 million in fiscal 1998. These decreases reflect continued softness in the overall domestic and international mountain biking market.

    Export sales, a significant portion of which included products shipped to Asian manufacturing subcontractors for certain U.S.-based OEMs, accounted for approximately 64.5% and 62.1% of net sales in fiscal 1999 and 1998, respectively.



    GROSS MARGIN. Gross margin (gross profit as a percentage of net sales) for fiscal 1999, decreased to 18.3% compared to 28.4% in fiscal 1998. The decrease in gross margin was primarily due to fixed overhead costs not being fully absorbed due to lower than anticipated sales, manufacturing inefficiencies encountered during fiscal 1999, and provisions for excess and obsolete inventory in fiscal 1999. In addition, fiscal 1998 had a higher percentage of IBD sales compared to fiscal 1999. IBD sales generally have a higher gross margin than OEM sales due to discounts given to OEM customers.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense for fiscal 1999 increased by 6.0% to $14.2 million (or approximately 16.3% of net sales) compared to $13.4 million (or approximately 13.0% of net sales) for the prior year. The year-to-year increase over the same period last year is primarily a result of lower than expected sales, new software, and recruiting of some members of senior management. SG&A expense for fiscal 1998 included moving costs of $402,000 associated with the closing of two of our facilities and moving to a single larger facility in December 1997.


    RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSE. Research, development and engineering ("R&D") expense for fiscal 1999 remained constant at $4.9 million which represented approximately 5.6% of net sales in fiscal 1999 compared to 4.8% of net sales in fiscal 1998. The increase in R&D expense as a percentage of sales was principally due to lower sales during fiscal 1999 as compared to the prior year.

    RESTRUCTURING AND NON-RECURRING CHARGES. During the fourth quarter of fiscal 1998, we incurred a restructuring charge of approximately $2.7 million. Restructuring costs of $600,000 consisted of costs related to a planned headcount reduction of approximately 40 employees; estimated losses associated with vacating certain of our leasehold premises, the write-off of associated leasehold improvements and furniture and fixtures no longer being used, totaling $1.6 million; and an impairment charge of $445,000 relating to property and equipment used for production of certain discontinued products. During the fourth quarter of the fiscal year ended March 31, 1999, we reversed $541,000, primarily due to lower than expected severance costs and equipment write-downs. This reversal represents the unused portion of the $2.7 million set aside during fiscal 1998 for the restructuring program.

    INTEREST INCOME. For the years ended March 31, 1999 and 1998, the Company had interest income of $277,000 and $606,000, respectively. The decrease was primarily attributed to lower cash balances from lower revenue during fiscal 1999 as compared to the prior year.

INCOME TAX BENEFIT/EXPENSE. Our effective tax rate for fiscal 1999 was a 28.0% benefit compared to a 36.5% expense for fiscal 1998. The decrease in the effective tax rate was primarily due to the operating loss recorded by us in fiscal 1999 and was also due to certain capital investment tax credits.

 FISCAL YEAR ENDED MARCH 31, 1998 (FISCAL 1998) COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997 (FISCAL 1997)


    NET SALES. Net sales for the year ended March 31, 1998 decreased by 3.8% to $102.2 million compared to $106.2 million for the year ended March 31, 1997. OEM sales increased in fiscal 1998 by 1% to $77.6 million compared to $77.0 million in fiscal 1997. Sales increases with certain OEM customers were substantially offset by a significant decline from two large domestic OEM customers. OEM sales were impacted by a soft domestic mountain bike market. Sales to the retail accessory market decreased by 15.9% to $24.6 million in fiscal 1998 compared to $29.2 million in fiscal 1997. The decrease was principally due to soft domestic sales to distributors and dealers.

    Export sales, a significant portion of which included products shipped to Asian manufacturing subcontractors for certain U.S.-based OEMs, accounted for approximately 62.1% and 54.6% of net sales in fiscal 1998 and 1997, respectively.

    GROSS MARGIN. Gross margin (gross profit as a percentage of net sales) for fiscal 1998, decreased to 28.4% compared to 36.8% in fiscal 1997. The decrease in gross margin was primarily due to fixed overhead costs not being fully absorbed due to lower than anticipated sales, a $1.4 million write down of inventory during the fourth quarter of fiscal 1998 and certain manufacturing inefficiencies encountered in fiscal 1998. In addition, fiscal 1997 had a higher percentage of IBD sales compared to fiscal 1998. IBD sales generally have a higher gross margin than OEM sales due to discounts given to OEM customers.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense for fiscal 1998 increased by 10.1% to $13.4 million (or approximately 13.0% of net sales) compared to $12.1 million (or approximately 11.4% of net sales) for the prior year. The increase was principally due to increased sales and marketing expenses including international and domestic race support and sponsorship costs, and moving costs of $402,000 associated with the closing of two of our smaller facilities located in San Jose, California and moving to a single, larger facility in December 1997.

    RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSE. Research, development and engineering ("R&D") expense for fiscal 1998 increased by 1.5% to $4.9 million (or approximately 4.8% of net sales) compared to $4.8 million (or approximately 4.5% of net sales) for fiscal 1997. The increase in R&D expense was principally due to increased engineering headcount and related expenses.

    RESTRUCTURING AND NON-RECURRING CHARGES. During the fourth quarter of fiscal 1998, we incurred a restructuring charge of approximately $2.7 million. The restructuring costs of $600,000 consisted of costs related to a planned headcount reduction of approximately 40 employees; estimated losses associated with vacating certain of our leasehold premises, the write-off of associated leasehold improvements and furniture and fixtures no longer being used, totaling $1.6 million; and an impairment charge of $445,000 relating to property and equipment used for production of certain discontinued products. In addition, we entered into a settlement and cross-licensing agreement with Answer Products and have recognized a charge of $637,000 which includes associated settlement and legal costs. In th second quarter of fiscal 1997, we incurred a non-recurring charge of $6.6 million related to the termination of an incentive-based bonus plan (the "Bonus Plan") with our former President and former Vice President of Advanced Research upon completion of the Company's IPO.

    In addition, we entered into a settlement agreement with Answer Products and have recognized a charge of $637,000 which includes associated settlement and legal costs. In the second quarter of fiscal 1997, we incurred a non-recurring charge of $6.6 million related to the termination of an incentive-based bonus plan (the "Bonus Plan") with the former President and former Vice President of Advanced Research upon completion of the Company's IPO.

    INTEREST INCOME (EXPENSE). For the year ended March 31, 1998, we had interest income of $606,000. For the year ended March 31, 1997, we incurred net interest expense of $2.2 million (which included the amortization of capitalized financing costs). The change was principally due to the elimination of our outstanding debt upon the closing of the Company's IPO in October 1996.

    INCOME TAX EXPENSE. Our effective tax rate for fiscal 1998 was 36.5% compared to 38.5% for fiscal 1997. The decrease was principally due to certain capital investment tax credits and a lower state tax rate.

    EXTRAORDINARY ITEM. During fiscal 1997, we recognized a one-time pre-tax charge, reflected as an extraordinary item, from the write-off of capitalized financing costs, totaling approximately $2.2 million before income taxes, in connection with the repayment of all of our outstanding debt that occurred in October 1996 upon the closing of the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended March 31, 1999, net cash used in operating activities was $138,000 which was comprised of the net loss of $1.7 million decreased by non-cash charges for depreciation and amortization of $5.8 million, offset by a net increase in working capital of $4.2 million. Accounts receivable at March 31, 1999 increased to $15.1 million net of allowance for doubtful accounts compared to $9.2 million at March 31, 1998. The increase in accounts receivable was due to increased sales volume in the fourth quarter of fiscal 1999 as compared to the same period last year, extending longer payment terms to some of our largest customers, and granting open credit terms to some foreign customers. Inventories at March 31, 1999 decreased to $9.2 million net of inventory reserves compared to $11.6 million at March 31, 1998. The decrease in inventory was due to improved materials and supply chain management, as well as write-offs of excess and obsolete inventory.

    Net cash used in investing activities was $6.7 million which principally consisted of acquisitions of property and equipment. Net cash provided by financing activities was $18,000 which represented net proceeds from the exercise of stock options.

    Capital expenditures totaled $6.6 million for fiscal 1999 and $13.0 million for fiscal 1998. The decrease in capital expenditures principally related to purchases of manufacturing equipment in fiscal 1998 that allowed us to bring in-house certain manufacturing processes previously performed by subcontractors. As of March 31, 1999, we had purchase commitments of approximately $5.7 million primarily for tooling and machinery to be used in manufacturing beginning in fiscal 2000, which commitments are expected to be funded by cash flow from operations or available cash balances.

    On September 28, 1998, we entered into a bridge loan note agreement
providing for borrowing up to $4.0 million.   On October 1, 1998, $2.0
million was borrowed against the note, of which $1.0 million was repaid on October 30, 1998, and the remaining $1.0 million was repaid by December 11, 1998. On that date, we entered into a new credit agreement providing for borrowing up to $5.0 million against this credit facility, which expires on December 10, 1999. Any outstanding amounts under the facility are collateralized by our accounts receivables, inventory, equipment and intangibles. There were no outstanding borrowings against the new credit facility as of March 31, 1999.

    At March 31, 1999, we had cash of $3.8 million and working capital of $20.1 million. We believe that our current cash balances and/or financing sources available will be sufficient to provide operating liquidity for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported as a component of comprehensive income. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. Currently, we do no hold derivative instruments or engage in hedging activities.

    In March 1998, the Accounting Standards Executive Committee, or AcSEC, released Statement of Position 98-1, or SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that these costs are not research and development. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. We are evaluating the requirements of SOP 98-1 and the effects, if any, on our current policies on accounting for software costs.

    In April 1998, AcSEC released Statement of Position 98-5, or SOP 98-5, "Accounting for Costs of Start-Up Activities". SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 is effective for our fiscal year 2000, and the adoption of SOP 98-5 will not have a material impact on our consolidated financial statements.

SELECTED QUARTERLY FINANCIAL DATA; SEASONALITY

      The following table presents selected quarterly financial information (expressed in thousands, except per share data) for the last eight fiscal quarters. We have prepared this information on a basis consistent with our audited financial statements and it includes all adjustments, consisting of normal recurring adjustments, that we consider necessary for a fair presentation of the results of such quarters. The operating results for any quarter are not necessarily indicative of the results for any entire year.

                                         Quarter Ended
                          -------------------------------------------------
                           March 31,  December 31, September 30, June 30,
                             1999         1998         1998        1998
                          ----------- ------------ ------------ -----------
                                (in thousands, except per share amounts)
Net sales ...............    $23,633      $24,525      $24,810     $13,895
Gross profit ............      5,493        4,757        5,379         234
Operating income (loss)..        719        1,285          323      (4,993)
Net income (loss) .......       $550         $946         $280     ($3,496)

Net income (loss) per
 share - basic...........      $0.04        $0.07        $0.02      ($0.25)
                          =========== ============ ============ ===========
Shares used in per share
 calculations - basic....     13,761       13,761       13,761      13,761
                          =========== ============ ============ ===========
Net income (loss)
 per share - diluted.....      $0.04        $0.07        $0.02      ($0.25)
                          =========== ============ ============ ===========
Shares used in per
 share calculations -
 diluted ................     13,765       13,778       13,761      13,761
                          =========== ============ ============ ===========


                           March 31,  December 31, September 30, June 30,
                             1998         1997         1997        1997
                          ----------- ------------ ------------ -----------
                                (in thousands, except per share amounts)
Net sales ...............    $22,044      $26,575      $28,878     $24,706
Gross profit ............      3,105        7,467        9,802       8,646
Operating income (loss)..     (4,868)       2,683        5,269       4,374
Net income (loss) .......    ($3,062)      $1,811       $3,471      $2,900
                          =========== ============ ============ ===========

Net income (loss) per
 share - basic...........     ($0.22)       $0.13        $0.25       $0.21
                          =========== ============ ============ ===========

Shares used in per share
 calculations - basic....     13,757       13,757       13,710      13,642
                          =========== ============ ============ ===========

Net income (loss)
 per share - diluted.....     ($0.22)       $0.13        $0.25       $0.21
                          =========== ============ ============ ===========

Shares used in per share
 calculations -
 diluted ................     13,757       13,998       14,060      14,105
                          =========== ============ ============ ===========


      Because of our fluctuation in sales, historical quarterly operating results do not reflect management's expectations of future quarterly operating results. Management believes that future operating results will fluctuate on a quarterly basis due to a variety of factors, including seasonal cycles associated with the bicycle industry; the effects of weather conditions on consumer purchases; the timing of orders from OEMs; distributors and IBDs; the number and timing of new product introductions; and changes in the mix of products ordered and re-ordered by OEMs, distributors and IBDs. Management anticipates that our sales will normally be lowest in our first and fourth fiscal quarters, which end on June 30 and March 31, respectively.


INFLATION

      We do not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.


IMPACT OF THE YEAR 2000

 As many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000 (the "Year 2000"). As a result, business entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 issue. The Year 2000 issue can arise at any point in our supply, manufacturing, processing, distribution, and financial chains.

We have identified our Year 2000 risk in three categories: internal enterprise resource planning software; other internal software and imbedded chip technology; and external noncompliance by customers and suppliers, service providers and contractors.

Internal enterprise resource planning software. During the current fiscal year, we replaced our legacy information system with an Enterprise Resource Planning system which our software vendor (Oracle) has indicated is Year 2000 compliant. We expect to be in full Year 2000 compliance with internal financial systems before the Year 2000. The cost of this system conversion was approximately $2.1 million, of which $1.5 million was capitalized. All other internal systems have been evaluated and have been deemed Year 2000 compliant. However, if the Oracle software and other internal software are found not to be Year 2000 compliant, the Year 2000 could have a material impact on our operations. Internal enterprise software failures may result in loss of revenues, or an interruption in, or a failure of, certain normal business activities or operations.

Other internal software and imbedded chip technology. Over the last three years, our information technology group has ensured that all system upgrades, software purchases and replacements have been Year 2000 compliant. The costs associated with these upgrades, software purchases and replacements are part of the normal course of business. We have identified most of the Year 2000 compliance issues with regard to other internal software and imbedded chip technology, such as manufacturing equipment, all desktop systems and security equipment. For those issues identified, contingency plans have been developed and implementation and testing is in process by the Information Technologies Department. Implementation includes the replacement of software and hardware with upgraded Year 2000 compliant versions and is expected to be completed by June 30, 1999. If we are unable to achieve Year 2000 compliance for other internal software, the Year 2000 could have a material adverse effect on our operations. Failure to complete the implementation may result in loss of revenues, or an interruption in, or a failure of, certain normal business activities or operations.

External noncompliance by customers and suppliers, service providers and
contractors.   We (specifically procurement) are in the process of
identifying and contacting our critical suppliers to determine the extent of their plans and progress in addressing the Year 2000 problem.
Responses to date have indicated that the majority of vendors are Year 2000 compliant. To the extent that responses to Year 2000 readiness are unsatisfactory, we intend to change suppliers, service providers and contractors to those that have demonstrated readiness; however, we cannot be assured that we will be successful in finding such alternative suppliers, service providers and contractors. We have sent approximately 300 formal letters requesting information concerning the Year 2000 compliance status of our top customers. To date, essentially all significant customers have replied, indicating in writing that they expect to be Year 2000 compliant on a timely basis. In the event that any of our significant customers or suppliers do not successfully and timely achieve Year 2000 compliance, and we are unable to replace them with new customers or alternative suppliers who have demonstrated Year 2000 readiness, our business or operations could be adversely affected. These effects could lead to, but are not limited to, loss of revenues, loss of suppliers and customers, or failure to deliver products.

Worst-case scenarios of our failure to solve the Year 2000 compliance issues could include: substantial purchasing costs to develop alternative methods of managing our business and replace noncompliant equipment, temporary slowdowns or cessations of certain manufacturing operations, delays in delivery or distribution of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence. We are in the process of developing our contingency plan to address each of the three critical business risks outlined herein. These plans may include shifting from replacement to remediation activities for IT systems, replacing electronic applications with manual processes, developing emergency backup and recovery procedures, investing in safety stocks of key raw materials and finished goods and other measures considered appropriate by management. These contingency plans will be continually refined as additional information becomes available.

     Spending necessary for Year 2000 readiness is substantially complete as of March 31, 1999.


INTRODUCTION OF THE EURO

      The European Economic and Monetary Union and the introduction of a new currency (the "Euro") began in Europe on January 1, 1999. The new currency enables the European Union ("EU") to blend the economies of EU's member states into one large market with unrestricted and unencumbered trade across borders. The change of currencies in Europe may affect our business operations in Europe as well as having systems and accounting issues for the Company. We do not anticipate a material impact of the Euro on our financial position, results of operations and cash flows.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We had no holdings of derivative financial or commodity instruments at March 31, 1999. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. An increase in interest rates would not significantly affect our net loss. All of our revenue and capital spending is transacted in U.S. dollars.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Index to Consolidated Financial Statements" on page 31 for a listing of the consolidated financial statements submitted as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                               PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item will be contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on August 24, 1999 to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999 and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

      The information required by this item will be contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on August 24, 1999 to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999 and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item will be contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on August 24, 1999 to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999 and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item will be contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on August 24, 1999 to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999 and is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) See page 31 for a listing of financial statements submitted as part of this report.


(a)(2) The financial statements listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this report.


(a)(3)  The following exhibits are included in this report:

 2 Form of Agreement and Plan of Merger between RSx Holdings, Inc. and RockShox, Inc. (1)

 3.1 Form of Amended and Restated Certificate of Incorporation of RockShox, Inc. (1)

 3.2    Form of Amended and Restated Bylaws of RockShox, Inc. (1)

 4      Form of Common Stock Certificate of RockShox, Inc. (1)

 10.1 Management Consulting Agreement, dated as of March 24, 1995, between TJC Management Corporation and RSx Holdings, Inc. (1)

 10.2 Form of Registration Rights Agreement among RockShox, Inc., Stephen Simons, Debra Simons, Paul Turner and other stockholders named therein. (1)

 10.3 Form of Amended and Restated Employment Agreement, dated October 2, 1996, between RockShox, Inc. and Paul Turner. (1)

 10.4 Noncompetition Agreement, dated March 24, 1995, between RSx Holdings, Inc. and Stephen Simons. (1)

 10.5 Noncompetition Agreement, dated March 24, 1995, between RSx Holdings, Inc. and Debra Simons. (1)

 10.6 Noncompetition Agreement, dated March 24, 1995, between RSx Holdings, Inc. and Paul Turner. (1)

 10.7 Consultant Agreement, dated January 1, 1994 by and between Simons & Susslin, Inc. and Stephen Simons. (1)

 10.8 Form of Lease, dated as of May 1, 1994 between Charcot Center Joint Venture and RockShox, Inc. (1)

 10.9 Form of First Amendment to Lease, dated as of August 15, 1994, between Charcot Center Joint Venture and RockShox, Inc. (1)

 10.10 Form of Lease, dated as of October 1, 1995, between Whitecliffe I Apartments, Ltd. and RockShox, Inc. (1)

 10.11  Form of Indemnity Agreement. (1)

 10.12 Form of Lease, dated as of March 7, 1997, between S. Stephen Nakashima and RockShox, Inc. (2)

 10.13  Amended and Restated RSx Holdings, Inc. 1996 Stock Plan. (1)

 10.14 Letter Agreement, dated as of May 7, 1996, between RockShox, Inc. and Charles E. Noreen, Jr. (2)

 10.15 Form of First Amendment to Standard Industrial/Commercial Multi-Tenant Lease-modified net, dated November 4, 1997, between S. Stephen Nakashima and Sally S. Nakashima and RockShox, Inc. (3)

 10.16 Employment Agreement, dated November 1, 1997, between RockShox, Inc. and George Napier. (3)

 10.17 Standard Industrial Sublease, dated December 8, 1997, between RockShox, Inc. and First American Records Management, Inc.(4)

 10.18  RockShox, Inc. 1998 Stock Option Plan.(4)

 10.19 Sublease, dated July 9, 1998, between RockShox, Inc. and Media Arts Group, Inc. (5)

 10.20 Employment Agreement, dated June 17, 1998, between RockShox, Inc. and Gary Patten (6)

 10.21 Bridge Loan Note, dated September 28, 1998, between RockShox, Inc. and the First National Bank of Chicago. (6)

 10.22 Amended and Restated Incentive Stock Option Agreement Under the RockShox, Inc. 1996 Stock Plan, dated September 21, 1998, between RockShox, Inc. and Robert Kaswan. (6)

 10.23 Credit Agreement, dated December 11, 1998, between RockShox, Inc. and the First National Bank of Chicago. (7)

 21     List of Subsidiaries of RockShox, Inc. (1)

 23     Consent of PricewaterhouseCoopers LLP

 27.1   Financial Data Schedule.

-----------------

   (1) Previously filed with the Registration Statement on Form S-1 of ROCKSHOX, INC. (Registration No. 333-8069).

   (2) Previously filed with Form 10-K of RockShox, Inc. for the year ended March 31, 1997.

   (3) Previously filed with Form 10-Q of RockShox, Inc. for the quarter ended December 31, 1997.

   (4) Previously filed with Form 10-K of RockShox, Inc. for the year ended March 31, 1998.

   (5) Previously filed with Form 10-Q of RockShox, Inc. for the quarter ended June 30, 1998.

   (6) Previously filed with Form 10-Q of RockShox, Inc. for the quarter ended September 30, 1998.

   (7) Previously filed with Form 10-Q of RockShox, Inc. for the quarter ended December 31, 1998.

 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the Company's fiscal year ended March 31, 1999.

 (c) See (a)(3) above for a listing of exhibits included as a part of this report.

                                 ROCKSHOX, INC.

                                   FORM 10-K

                           ITEMS 8, 14 (a) AND 14 (d)


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE

1.    Consolidated Financial Statements

      Report of Independent Accountants                             32


      Consolidated Balance Sheets at March 31, 1999 and 1998        33


      Consolidated Statements of Operations for the Years Ended
          March 31, 1999, 1998 and 1997                             34


      Consolidated Statements of Stockholders' Equity (Deficit)
          for the Three Years Ended March 31, 1999                  36


      Consolidated Statements of Cash Flows for the Years Ended
          March 31, 1999, 1998 and 1997                             37


      Notes to Consolidated Financial Statements                    39



2.    Consolidated Financial Statement Schedule

      Schedule II Valuation and Qualifying Accounts                 55

                    REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors
RockShox, Inc.
San Jose, California


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of RockShox, Inc. and its subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PRICEWATERHOUSECOOPERS LLP


San Jose, California
April 27, 1999

                                 ROCKSHOX, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               March 31,
                                                         ---------------------
                                                            1999       1998
                                                         ---------- ----------
                          ASSETS
Current assets:
   Cash and cash equivalents...........................     $3,755    $10,554
   Accounts receivable, net of allowance for
      doubtful accounts $700 in 1999 and $1,037
       in 1998.........................................     15,112      9,230
   Inventories.........................................      9,174     11,581
   Prepaid expenses and other current assets...........        666        962
   Deferred income taxes...............................      4,062      4,539
                                                         ---------- ----------
      Total current assets.............................     32,769     36,866
Property and equipment, net............................     15,807     15,224
Other assets...........................................        189        169
                                                         ---------- ----------
      Total assets.....................................    $48,765    $52,259
                                                         ========== ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................     $5,266     $5,869
   Accrued liabilities.................................      7,436      8,625
                                                         ---------- ----------
      Total current liabilities........................     12,702     14,494

Commitments and contingencies (Note 8)

Preferred stock, $0.01 par value:
   Authorized:  10,000,000 shares
   Issued and outstanding:  none in 1999 and 1998              --         --
Common stock, $0.01 par value:
   Authorized:  50,000,000 shares
   Issued and outstanding: 13,761,147 shares in
   1999 and 13,757,231 in 1998.........................        138        138
Additional paid-in capital.............................     65,928     65,910
Distributions in excess of net book value..............    (45,422)   (45,422)
Retained earnings......................................     15,419     17,139
                                                         ---------- ----------
      Total stockholders' equity.......................     36,063     37,765
                                                         ---------- ----------
      Total liabilities and stockholders' equity.......    $48,765    $52,259
                                                         ========== ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ROCKSHOX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Years Ended March 31,
                                               --------------------------------
                                                  1999       1998       1997
                                               ---------- ---------- ----------
Net sales.....................................   $86,863   $102,203   $106,212
Cost of sales.................................    71,000     73,183     67,115
                                               ---------- ---------- ----------
   Gross profit...............................    15,863     29,020     39,097
                                               ---------- ---------- ----------

Selling, general and administrative expense...    14,163     13,363     12,137
Research, development and engineering expense.     4,907      4,873      4,801
Restructuring and non-recurring charges.......      (541)     3,326      6,580
                                               ---------- ---------- ----------
   Operating expenses.........................    18,529     21,562     23,518
                                               ---------- ---------- ----------
   Income (loss) from operations..............    (2,666)     7,458     15,579
Interest income...............................       277        606        492
Interest expense..............................       --         --      (2,697)
                                               ---------- ---------- ----------
   Income (loss) before income taxes..........    (2,389)     8,064     13,374
Provision for (benefit from) income taxes.....      (669)     2,944      5,149
                                               ---------- ---------- ----------
   Income (loss) before extraordinary loss....    (1,720)     5,120      8,225

Extraordinary loss from early extinguishment
   of debt, net of tax benefit of $885,000....       --         --       1,328
                                               ---------- ---------- ----------
   Net income (loss) before accretion.........    (1,720)     5,120      6,897
Accretion for dividends on mandatorily
  redeemable preferred stock..................       --         --         185
                                               ---------- ---------- ----------
   Net income (loss) available to common
     stockholders.............................   ($1,720)    $5,120     $6,712
                                               ========== ========== ==========

Income (loss) per share before extraordinary
   item - basic...............................    ($0.13)     $0.37      $0.71
Loss per share from extraordinary
   item - basic...............................       --         --       (0.12)
                                               ---------- ---------- ----------
   Net income (loss) per share - basic........    ($0.13)     $0.37      $0.59
                                               ========== ========== ==========
Shares used in per share calculations -
  basic.......................................    13,761     13,717     11,430
                                               ========== ========== ==========

Income (loss) per share before extraordinary
   item - diluted.............................    ($0.13)     $0.36      $0.69
Loss per share from extraordinary
   item - diluted.............................       --         --       (0.11)
                                               ---------- ---------- ----------
   Net income (loss) per share - diluted......    ($0.13)     $0.36      $0.58
                                               ========== ========== ==========
Shares used in per share calculations -
  diluted.....................................    13,761     14,030     11,641
                                               ========== ========== ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 ROCKSHOX, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                           Distribu-
                                                             tions
                                                   Addi-   in Excess
                                 Common Stock     tional     of Net
                               -----------------  Paid-In     Book    Retained
                                Shares   Amount   Capital    Value    Earnings    Total
                               -------- -------- --------- ---------- --------- ---------
Balances, March 31, 1996......   8,820      $88      $412   ($45,422)   $5,307  ($39,615)

 Issuance of common stock in
   initial public offering ...   4,800       48    64,416        --        --     64,464
 Accretion for dividends on
   mandatorily redeemable
   preferred stock ...........      --       --       --         --       (185)     (185)
 Net income ..................      --       --       --         --      6,897     6,897
                               -------- -------- --------- ---------- --------- ---------
Balances, March 31, 1997......  13,620      136    64,828    (45,422)   12,019    31,561
 Proceeds from exercise of
   stock options .............     137        2       606        --        --        608
 Tax benefits from
   disqualifying dispositions
   of common stock............      --       --       476        --        --        476
 Net income ..................      --       --       --         --      5,120     5,120
                               -------- -------- --------- ---------- --------- ---------
Balances, March 31, 1998......  13,757      138    65,910    (45,422)   17,139    37,765
 Proceeds from exercise of
   stock options .............       4       --        17        --        --         17
 Tax benefits from
   disqualifying dispositions
   of common stock............      --       --         1        --        --          1
 Net loss.....................      --       --       --         --     (1,720)   (1,720)
                               -------- -------- --------- ---------- --------- ---------
Balances, March 31, 1999......  13,761     $138   $65,928   ($45,422)  $15,419   $36,063
                               ======== ======== ========= ========== ========= =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ROCKSHOX, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                  Years Ended March 31,
                                               -----------------------------
                                                 1999      1998      1997
                                               --------- --------- ---------
Cash flows from operating activities:
  Net income..................................  ($1,720)   $5,120    $6,897
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Restructuring and non-recurring charges....     (541)    3,326       --
   Depreciation and amortization..............    5,783     4,706     3,467
   Write-off of capitalized financing costs...      --        --      2,213
   Loss on disposal of fixed assets...........      --        782       --
   Provision for doubtful accounts............      226      (489)      175
   Provision for excess and obsolete
     inventories..............................    3,041     2,408       825
   Deferred income taxes......................      477       200      (934)
Changes in operating assets and liabilities:
   Accounts receivable........................   (6,108)   (2,123)   (1,222)
   Inventories................................     (634)   (3,189)   (3,189)
   Prepaid expenses and other current assets..      296       170      (735)
   Accounts payable and accrued liabilities...     (958)   (3,146)     (376)
                                               --------- --------- ---------
    Net cash provided by (used in)
      operating activities....................     (138)    7,765     7,121
                                               --------- --------- ---------
Cash flows from investing activities:
   Purchase of property and equipment.........   (6,643)  (13,012)   (6,554)
   Other......................................      (36)      (30)      (50)
                                               --------- --------- ---------
    Net cash used in investing activities.....   (6,679)  (13,042)   (6,604)
                                               --------- --------- ---------
Cash flows from financing activities:
   Proceeds from exercise of stock options ...       17       608       --
   Tax benefits from disqualifying
    dispositions of common stock..............        1       476       --
   Proceeds from Initial Public Offering,
    net of expenses...........................      --        --     64,464
   Repayment of mandatorily redeemable
    preferred stock...........................      --        --     (7,542)
   Proceeds from short-term borrowings........    2,000       --        --
   Repayment of short-term borrowings and
    bank debt.................................   (2,000)      --    (27,500)
   Repayment of notes payable to related
    parties...................................      --        --    (17,000)
                                               --------- --------- ---------
    Net cash provided by
      financing activities....................       18     1,084    12,422
                                               --------- --------- ---------
     Net increase (decrease) in cash and
       cash equivalents.......................   (6,799)   (4,193)   12,939
Cash and cash equivalents, beginning of
  period......................................   10,554    14,747     1,808
                                               --------- --------- ---------
Cash and cash equivalents, end of period......   $3,755   $10,554   $14,747
                                               ========= ========= =========

Supplemental disclosure of cash flow
  information:
   Income taxes paid..........................      --     $2,478    $5,065
   Interest paid..............................      $21       --     $3,599
   Accretion for dividends on mandatorily
      redeemable preferred stock..............      --        --       $185

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ROCKSHOX, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND EQUITY TRANSACTIONS:

      NATURE OF OPERATIONS:

      ROCKSHOX, INC. ("the Company") designs, manufactures and markets high performance bicycle suspension products. The Company's products are primarily sold to bicycle manufacturers ("OEMs"), who incorporate ROCKSHOX branded components as part of new, fully assembled mountain bikes sold worldwide, and directly to independent bicycle dealers ("IBDs") and through distributors (together with IBDs, "the retail accessory market"). For the years ended March 31, 1999, 1998 and 1997 approximately 85%, 76% and 72% respectively, of the Company's total net sales were to OEMs. For the years ended March 31, 1999, 1998 and 1997 approximately 15%, 24% and 28% respectively, of the Company's total net sales were to the retail accessory market.

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

      CARRYING VALUE OF FINANCIAL INSTRUMENTS:

      Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable and cash and cash equivalents. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values based on information available as of March 31, 1999 and 1998.

      CONCENTRATIONS OF CREDIT RISK AND CONCENTRATION OF REVENUE:

      The Company performs ongoing credit evaluations, generally does not require collateral of its customers and maintains allowances for potential credit losses. At March 31, 1998, two OEM customers accounted for 26% and 11% of accounts receivable. At March 31, 1999, one OEM customer accounted for 30% of accounts receivable. For the year ended March 31, 1999, two customers accounted for 17% and 16% of the Company's revenues. For the years ended March 31, 1998 and 1997, one customer accounted for 16% and 20% of the Company's revenues, respectively.

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

                                               Depreciable
                                                  life
                                               ----------

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

      Capitalized financing costs associated with the issuance of the bank debt and subordinated notes were being amortized over the terms of the related debt using the straight-line method for the line of credit and the interest method for the term loan and subordinated notes. Amortization expense for the year ended March 31, 1997 was $300,000. There was no amortization expense for the years ended March 31, 1999 and 1998, respectively.

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


      ADVERTISING COSTS:

      Advertising costs are charged to operations as incurred.
Advertising costs were $1,701,000, $1,922,000 and $1,590,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

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

COMPREHENSIVE INCOME:

      In fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" ("SFAS 130") and has restated all prior periods to comply with the statement. This statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses and gains and losses) in a full set of financial statements. There was no impact on the Company's financial position, results of operations or cash flows as a result of adoption for the years ended March 31, 1999, 1998, and 1997, respectively. Comprehensive income and net income are the same.


RECENT ACCOUNTING PRONOUNCEMENTS:

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported as a component of comprehensive income. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. Currently, we do no hold derivative instruments or engage in hedging activities.


    In March 1998, the Accounting Standards Executive Committee, or AcSEC, released Statement of Position 98-1, or SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that these costs are not research and development. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. We are evaluating the requirements of SOP 98-1 and the effects, if any, on our current policies on accounting for software costs.

    In April 1998, AcSEC released Statement of Position 98-5, or SOP 98-5, "Accounting for Costs of Start-Up Activities". SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 is effective for our fiscal year 2000, and the adoption of SOP 98-5 will not have a material impact on our consolidated financial statements.


EARNINGS PER SHARE:

     Basic and diluted earnings per share ("EPS")are computed in accordance with SFAS 128, "Earnings Per Share". Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options and warrants for all periods.

STOCK BASED COMPENSATION

      The Company accounts for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and provides pro forma disclosure in Note 9 to the financial statements as if the measurement provisions of SFAS No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," had been adopted.


3.     RESTRUCTURING AND NON-RECURRING:

      Restructuring and non-recurring comprise the following (IN
THOUSANDS):



                                            Years Ended March 31,
                                      --------------------------------
                                         1999       1998       1997
                                      ---------- ---------- ----------

Restructuring plan ..................     ($221)    $2,244     $  --
Settlement of legal dispute .........       --         637        --
Write down of equipment .............      (320)       445        --
Termination of incentive bonus plan..       --         --       6,580
                                      ---------- ---------- ----------
                                          ($541)    $3,326     $6,580
                                      ========== ========== ==========


      During the fourth quarter of fiscal 1998, the Company announced a restructuring plan which included a work force reduction of approximately 40 employees and the consolidation of the Company's facilities. The program was primarily aimed at focusing the Company's business processes, attaining cost efficiencies and increasing manufacturing flexibility. The restructuring charge included a provision of $600,000 for severance costs. In connection with the restructuring plan the Company also recorded a charge of $1,644,000 which included the estimated losses associated with vacating certain of the Company's leasehold premises, the write-off of associated leasehold improvements and furniture and fixtures no longer being used. The Company also recognized an impairment charge of $445,000 relating to property and equipment used for the production of certain discontinued products. During the fourth quarter of the fiscal year ended March 31, 1999, the Company reversed $541,000, primarily due to lower than expected severance costs and equipment write-downs. This reversal represents the unused portion of the $2.7 million recorded during fiscal 1998 for the restructuring program.

      During fiscal 1998, the Company entered into a settlement agreement with Answer Products and has recognized a charge of $637,000 which includes associated settlement and legal costs.


      Also during the fourth quarter of fiscal 1998, the Company wrote-off and charged to cost of goods sold $1,429,000 of inventory relating to discontinued products.

      As discussed in Note 7, during fiscal 1997, the Company recorded a non-recurring charge of approximately $6.6 million related to the termination of an incentive based bonus plan with the Company's former President and Vice President of Advanced Research.


4.  INVENTORIES (IN THOUSANDS):


                                            March 31,
                                      ---------------------
                                         1999       1998
                                      ---------- ----------

     Raw materials ..................    $6,048     $7,023
     Finished goods .................     3,126      4,558
                                      ---------- ----------
                                         $9,174    $11,581
                                      ========== ==========


      Any misjudgment by the Company or any of its OEM customers of the demand for any of its respective products may cause the Company's excess and obsolete inventory to exceed estimated allowances for such inventory.


5.    PROPERTY AND EQUIPMENT, NET (IN THOUSANDS):


                                            March 31,
                                      ---------------------
                                         1999       1998
                                      ---------- ----------

 Computer equipment,
   furniture and fixtures............    $5,512     $3,959
 Machinery and equipment.............    10,710      6,884
 Tooling.............................     8,633      7,312
 Leasehold improvements..............     1,184        277
                                      ---------- ----------
                                         26,039     18,432
 Less: accumulated depreciation
   and amortization..................   (13,278)    (8,102)
 Construction in progress............     3,046      4,894
                                      ---------- ----------
                                        $15,807    $15,224
                                      ========== ==========

      Depreciation and amortization expense on property and equipment for the years ended March 31, 1999, 1998 and 1997 was $5,783,000, $4,706,000 and $3,467,000, respectively.






6.    ACCRUED LIABILITIES (IN THOUSANDS):

                                            March 31,
                                      ---------------------
                                         1999       1998
                                      ---------- ----------

   Accrued payroll and benefits......      $634     $1,310
   Accrued income taxes payable......        --        413
   Accrued warranty..................     2,495      2,751
   Accrued non-recurring charges.....        --      1,668
   Accrued rebates...................     1,500         --
   Other.............................     2,807      2,483
                                      ---------- ----------
                                         $7,436     $8,625
                                      ========== ==========


      The Company had $2,495,000 and $2,751,000 in accrued warranty costs at March 31, 1999 and March 31, 1998, respectively. There can be no assurance that such accrued liabilities may not change in the future or that future warranty costs for sales made through such dates will not be greater than the amounts accrued by the Company on its consolidated financial statements, either of which could have a material adverse effect on the Company or its prospects. No provision for these possible excess warranty costs has been recorded in the accompanying financial statements.

7.    RELATED PARTY TRANSACTIONS:

      CONSULTING AND EMPLOYMENT AGREEMENTS:

      Prior to the IPO, the Company had entered into annual employment agreements (the "Employment Agreements" or the "Bonus Plan") with the Company's former President and its former Vice President of Advanced Research, and a management consulting agreement (the "Consulting Agreement") with The Jordan Company ("Jordan"), whose principals are stockholders of the Company.

      The Company's former President and its former Vice President of Advanced Research, both of whom are stockholders, entered into employment agreements with the Company, dated as of March 24, 1995 (each, an "Employment Agreement"). Each Employment Agreement was for an initial one-year term and automatically renewed for additional one-year terms, not to exceed four one-year renewal terms in total, at the election of the former President and the former Vice President of Advanced Research, as the case may be. Each Employment Agreement could be terminated by the Company for cause (a defined therein) or by the former President and the former Vice President of Advanced Research, as the case may be, for good reason (as defined therein). Pursuant to his respective Employment Agreement, each of the former President and the former Vice President of Advanced Research (i) received initial payments of $2,820,000 and $1,880,000, respectively, (ii) received an annual salary of $250,000 and certain perquisites and (iii) was entitled to receive an annual payment under the Bonus Plan based upon the Company's operating results up to a maximum payment of $1.5 million for any one fiscal year during the period commencing April 1, 1995 and ending March 31, 2000, but not to exceed an aggregate of $5 million during such period. Aggregate incentive compensation earned under the Bonus Plan was $2,125,000 for the fiscal year ended March 31, 1996, of which $1,062,500 was included in selling, general and administrative expense and $1,062,500 was included in research and development expense in the statement of operations.

      Effective simultaneously with the closing of the IPO, the Company terminated the Employment Agreements, entered into amended and restated employment agreements with each of the former President and the former Vice President of Advanced Research (each, an "Amended Employment Agreement") and recorded a non-recurring charge of approximately $6.6 million related to the termination of the Employment Agreements in fiscal 1997. The Amended Employment Agreements are substantially similar to the Employment Agreements, except that pursuant to the Amended Employment Agreements the Bonus Plan was terminated and, in consideration thereof, the Company paid to each of the former President and the former Vice President of Advanced Research approximately $3.7 million. Each Amended Employment Agreement also provides that, for each fiscal year commencing April 1, 1996 during the term of the Amended Employment Agreement in which the former President and the former Vice President of Advanced Research, as the case may be, has been an employee of the Company for the entire fiscal year, the Company will pay to the former President and the former Vice President of Advanced Research a cash bonus of an amount not to exceed 100% and 50%, respectively, of his annual salary of $250,000, based upon an evaluation of his duties and, in the case of the Company's former President, upon the performance of the Company during the fiscal year. Aggregate incentive compensation earned under the Amended Employment Agreement was $375,000 in fiscal 1997, of which $250,000 was included in selling, general and administrative expense and $125,000 was included in research and development expense in the statement of operations. During fiscal 1999 and fiscal 1998, no incentive compensation was earned under the Amended Employment Agreements.

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






      INVENTORY PURCHASES:

      For the years ended March 31, 1999, 1998 and 1997, the Company paid $1,796,000, $1,813,000 and $2,915,000, respectively, to a supplier of raw materials. Prior to March 18, 1994, the former President of the Company owned 50% of the common stock of this supplier. The former President sold such stock on March 18, 1994. The former President provides consulting services to this supplier, in consideration of which the former President is entitled to receive certain payments through 2002.


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

      Total rent expense for these leases for the years ended March 31, 1999, 1998 and 1997 was $1,555,000, $1,593,000 and $876,000, respectively.

      The Company has entered into two sublease agreements which expire in 2000. For fiscal 2000, sublease income will be approximately
$442,000.

Following is a summary, by fiscal year, of future minimum lease payments under operating leases at March 31, 1999 (IN THOUSANDS):

 Fiscal Year
 ------------

  2000...............................    $1,701
  2001...............................     1,446
  2002...............................       673
  2003...............................       687
  2004...............................       707
  Thereafter.........................     1,723
                                      ----------
  Total minimum lease payments.......    $6,937
                                      ==========


As of March 31, 1999, the Company had purchase commitments of approximately $5.7 million primarily for tooling and machinery to be used in manufacturing beginning in fiscal 2000.





      LEGAL PROCEEDINGS:

      The Company is involved in certain legal matters in the ordinary course of business including the alleged infringement of a competitor's patent. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable. Accordingly, the ultimate resolution of these matters may have a material adverse effect on the Company's financial position, results of operations and cash flows.


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

      In February 1998, the Company's Board of Directors adopted the ROCKSHOX, INC. 1998 Stock Option Plan (the "1998 Stock Plan," and, together with the 1996 Stock Plan, the "Plans"), which was subsequently approved by the Company's stockholders in August 1998. The 1998 Stock Plan provides for the issuance of up to a maximum of 300,000 shares of common stock pursuant to awards under the 1998 Stock Plan. Under the 1998 Stock Plan, incentive stock options may be granted only to employees of the Company or any parent or subsidiary thereof, and non-statutory stock options and stock purchase rights may be granted to employees and directors of, and consultants to, the Company or any parent or subsidiary thereof.

      Under the Company's stock option plans, options become exercisable at dates and in amounts as specified by the Board of Directors and expire generally ten years from the date of grant. Options are generally granted to employees at prices not less than fair market value on the date of grant and become exercisable over a period of between three to five years.








The following is a summary of activity of the Plans:

                            Shares     Number                                  Weighted
                           Available     of                                     Average
Outstanding Options        for Grant   Shares    Exercise Price       Total      Price
-------------------------- --------- ---------- ------------------ ----------- ---------
Options reserved..........  979,020       --            --              --          --
Options granted........... (846,291)   846,291    $4.39 -  $15.00  $6,353,306     $7.51
Options canceled..........    7,750     (7,750)            $15.00    (116,250)   $15.00
                           --------- ----------                    -----------
Balances, March 31, 1997..  140,479    838,541    $4.39 -  $15.00   6,237,056     $7.44
Options reserved..........  600,000       --         --                 --          --
Options granted........... (531,450)   531,450    $7.13 -  $14.93   4,548,448     $8.56
Options exercised.........      --    (137,236)   $4.39 -   $4.69    (607,466)    $4.41
Options canceled..........   81,142    (81,142)   $4.39 -  $15.00  (1,111,447)   $13.72
                           --------- ----------                    -----------
Balances, March 31, 1998..  290,171  1,151,613    $4.39 -  $15.00   9,066,591     $7.87
Options granted........... (623,524)   623,524    $1.88 -   $7.13   2,411,765     $3.87
Options exercised.........      --      (3,916)   $4.39               (17,191)    $4.39
Options canceled..........  571,152   (571,152)   $1.88 -  $15.14  (5,129,431)    $8.98
                           --------- ----------                    -----------
Balances, March 31, 1999..  237,799  1,200,069    $1.88 -  $15.14  $6,331,734     $5.28
                           ========= ==========                    ===========

During the quarter ended June 30, 1998, the Board of Directors of the Company approved the cancellation of the majority of outstanding stock options held by mid- and lower-level employees with an exercise price ranging from $13.06 to $15.14 per share and the re-grant of options to purchase an equivalent number of shares at $4.75 per share. A total of 252,975 options were canceled and re-granted.

At March 31, 1999, 1998, and 1997, 350,014, 254,134, and 227,618
outstanding options were exercisable under the Plans, at weighted average exercise prices of $5.57, $6.80, and $5.04 respectively.


















      As discussed in Note 2, the Company continues to account for the Plans in accordance with APB 25. Consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss)per share would have been adjusted to the pro forma amounts indicated below (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                       Years Ended March 31,
                                                  -----------------------------
                                                    1999      1998      1997
                                                  --------- --------- ---------
Net income (loss) available to common
  stockholders - as reported.....................  ($1,720)   $5,120    $6,712
Net income (loss) available to common
  stockholders - pro forma.......................  ($3,428)   $4,517    $6,221
Net income (loss) available to common
  stockholders - per share - basic as reported...   ($0.13)    $0.37     $0.59
Net income (loss) available to common
  stockholders - per share - diluted as reported.   ($0.13)    $0.36     $0.58
Net income (loss) available to common
  stockholders - per share - basic pro forma.....    $0.25     $0.33     $0.54
Net income (loss) available to common
  stockholders - per share - diluted pro forma...   ($0.25)    $0.33     $0.53

Income (loss) before extraordinary
  item - as reported.............................  ($1,720)   $5,120    $8,225
Income (loss) before extraordinary
  item - pro forma...............................  ($3,428)   $4,517    $7,734
Income (loss) before extraordinary
  item - per share - basic as reported...........   ($0.13)    $0.37     $0.71
Income (loss) before extraordinary
  item - per share - diluted as reported.........   ($0.13)    $0.36     $0.69
Income (loss) before extraordinary
  item - per share - basic pro forma.............    $0.25     $0.33     $0.68
Income (loss) before extraordinary
  item - per share - diluted pro forma...........    $0.25     $0.33     $0.66

















      The above pro-forma disclosures are not necessarily representative of the effects on reported net income for future years. The aggregate fair value and weighted average fair value per share of options granted in the years ended March 31, 1999, 1998 and 1997 were $1.7 million, $2.2 million and $1.9 million and $3.69, $4.16, and $2.27, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                                   Years Ended March 31,
                                             -----------------------------------
                                                1999        1998        1997
                                             ----------- ----------- -----------
Risk-free interest rate...................   4.34%-5.58% 5.47%-6.52% 6.08%-6.27%
Expected life.............................       3.5         3.5         3.5
Expected dividends........................          --          --          --
Expected volatility.......................      125%         57%        0-58%

      The options outstanding and currently exercisable by exercise price at March 31, 1999 were as follows:

                                                            Options Currently
                           Options Oustanding                 Exercisable
                    -----------------------------------  ----------------------
                                  Weighted
                                   Average    Weighted                Weighted
                                  Remaining    Average                 Average
    Range of          Number     Contractual  Exercise     Number     Exercise
  Exercise Prices   Outstanding  Life (Years)   Price    Exercisable    Price
------------------- -----------  -----------  ---------  -----------  ---------
  $1.88  -   $3.94     305,250         9.45      $3.33            0      $0.00
  $4.39  -   $4.75     450,904         8.08       4.39      207,024       4.39
  $7.13  -   $7.44     432,000         2.42       7.13      140,320       7.13
 $13.06  -  $15.14      11,915         8.03      15.02        2,670      15.02
                    -----------                          -----------
                     1,200,069         6.38      $5.28      350,014      $5.57
                    ===========                          ===========












10.   INCOME TAXES:

      The components of the provision for(benefit from)income taxes, all of which arise from domestic income, are summarized as follows (IN THOUSANDS):

                                             Years Ended March 31,
                                         --------------------------------
                                            1999       1998       1997
                                         ---------- ---------- ----------
Current:
      State.........................        $  --        $140     $1,133
      Federal.......................        (1,146)     2,604      4,950
                                         ---------- ---------- ----------
                                            (1,146)     2,744      6,083
                                         ---------- ---------- ----------
Deferred:
      State.........................           153         10       (121)
      Federal.......................           324        190       (813)
                                         ---------- ---------- ----------
                                               477        200       (934)
                                         ---------- ---------- ----------
                                             ($669)    $2,944     $5,149
                                         ========== ========== ==========

      The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the provision for (benefit from)income taxes reflected in the statements of operations are as follows:

                                             Years Ended March 31,
                                         --------------------------------
                                            1999       1998       1997
                                         ---------- ---------- ----------
United States statutory rate............     -34.0%      34.0%      35.0%
Foreign Sales Corporation tax
   benefit .............................       --        -3.1%      -2.5%
States taxes, net of federal
   benefit .............................       4.9%       3.1%       5.0%
Other ..................................       1.1%       2.5%       1.0%
                                         ---------- ---------- ----------
                                             -28.0%      36.5%      38.5%
                                         ========== ========== ==========





The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (IN THOUSANDS):

                                                          March 31,
                                                    --------------------
                                                       1999       1998
                                                    ---------- ---------

Allowance for doubtful accounts...................       $340       $375
Allowance for excess and obsolete inventory.......      1,122      1,082
Accrued warranty..................................        848        995
Accrued liabilities...............................      1,025        704
Restructuring ....................................         --        604
Other.............................................        727        779
                                                    ---------- ---------
   Net deferred tax asset.........................     $4,062     $4,539
                                                    ========== ==========

      No valuation allowance has been recorded as management believes the net deferred tax asset will be realized in future periods through carryback to prior years when the Company paid income taxes or through estimated future taxable income. The amount of the deferred tax asset that is realizable could be reduced in the near term if actual results differ significantly from estimates of future taxable income. Management evaluates on a quarterly basis the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are not realizable, a valuation allowance will be provided.

11.   EMPLOYEE BENEFIT PLAN:

      The Company has established a defined contribution retirement plan that is intended to qualify under Section 401 of the Internal Revenue Code ("the Plan"). The Plan covers substantially all officers and employees of the Company. Company contributions to the Plan are determined at the discretion of the Board of Directors. For the years ended March 31, 1999, 1998, and 1997 Company contributions amounted to approximately $87,000, $84,000, and $16,000, respectively.

















12.   BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION:

      The Company currently operates in one industry segment, the bicycle industry, for financial reporting purposes, and uses one measure of profitability for its business. The Company markets its products to customers in the United States, Europe and Asia. All long lived assets are maintained in the United States. Revenue information by geographic area, all of which are denominated in U.S. dollars, are as follows (IN THOUSANDS):

                                              Years Ended March 31,
                                         -------------------------------
                                            1999       1998       1997
                                         ---------- ---------- ---------

Asia .................................     $32,176    $34,055    $31,013
Europe ...............................     $25,165     25,100     21,179
United States.........................     $27,604     38,676     48,174
Other ................................      $1,918      4,372      5,846
                                         ---------- ---------- ---------
                                           $86,863   $102,203   $106,212
                                         ========== ========== =========

13.   EARNINGS PER SHARE:

        A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS).

                                                    Years Ended March 31,
                                               --------------------------------
                                                  1999       1998       1997
                                               ---------- ---------- ----------
Weighted average shares of common stock
  outstanding.................................    13,761     13,717     11,430
                                               ---------- ---------- ----------
Shares used in basic net income per share
  calculation.................................    13,761     13,717     11,430
                                               ========== ========== ==========

Weighted average shares of common stock
  outstanding.................................    13,761     13,717     11,430
Diluted effect of stock options...............       --         313        211
                                               ---------- ---------- ----------
Shares used in diluted net income per share
  calculation.................................    13,761     14,030     11,641
                                               ========== ========== ==========

Reconciliation of net income available to
  stockholders used in basic and diluted per
  share calculations:
Income (loss) before extraordinary item.......   ($1,720)    $5,120     $8,225
Accretion for dividends on mandatorily
  redeemable preferred stock..................       --         --         185
                                               ---------- ---------- ----------
    Income (loss) before extraordinary loss
      available to common stockholders........    (1,720)     5,120      8,410
Extraordinary loss from early extinguishment
  of debt (net of tax benefit of $885)........       --         --      (1,328)
                                               ---------- ---------- ----------
    Net income (loss) available to common
       stockholders...........................   ($1,720)    $5,120     $6,712
                                               ========== ========== ==========

Income (loss) per share before
  extraordinary item - basic..................    ($0.13)     $0.37      $0.71

Loss per share from extraordinary item -
  basic.......................................       --         --       (0.12)
                                               ---------- ---------- ----------
    Net income (loss) per share - basic.......    ($0.13)     $0.37      $0.59
                                               ========== ========== ==========

Income (loss) per share before
  extraordinary item - diluted................    ($0.13)     $0.36      $0.69

Loss per share from extraordinary item -
  diluted.....................................       --         --       (0.11)
                                               ---------- ---------- ----------
    Net income (loss) per share - diluted.....    ($0.13)     $0.36      $0.58
                                               ========== ========== ==========


      As of March 31, 1999 and 1998, options to purchase 1,200,069 shares and 286,192 shares were not included in the earnings per share calculation as the effect was anti-dilutive.

14.   LINE OF CREDIT:

     On September 28, 1998, the Company entered into a bridge loan note agreement providing for borrowing up to $4.0 million. On October 1, 1998, $2.0 million was borrowed against the note of which $1.0 million was repaid on October 30, 1998, and the remaining $1.0 million was repaid by December 11, 1998. On that date, the Company entered into a new credit agreement providing for borrowing up to $5.0 million against this credit facility, bearing interest at the higher of (i) the corporate base rate of interest announced by the lender from time to time, changing when and as said corporate base rate changes and (ii) the sum of the federal funds effective rate (as published by the Federal Reserve Bank of New York) for such day plus 1/2%., which expires on December 10, 1999. Any outstanding amounts under the facility are collateralized by the Company's accounts receivables, inventory, equipment and intangibles. There were no outstanding borrowings against the new credit facility as of March 31, 1999.

                                                              SCHEDULE II


                               ROCKSHOX, INC.

                      VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED MARCH 31, 1997, 1998 AND 1999
                               (IN THOUSANDS)



                                                      Deduc-
                              Balance at  Charged     tions
                              Beginning   to Costs     and     Balance at
                                  of        and       Write      End of
Description                     Period    Expenses     Offs      Period
----------------------------- ---------- ---------- ---------- ----------

As of March 31, 1997:
Allowance for excess and
   obsolete inventory .....      $2,009       $825      ($158)    $2,676
Allowance for doubtful
   accounts ...............       1,432        175        (18)     1,589

As of March 31, 1998:
Allowance for excess and
   obsolete inventory .....       2,676      2,408     (2,095)    $2,989
Allowance for doubtful
   accounts ...............       1,589       (489)       (63)     1,037

As of March 31, 1999:
Allowance for excess and
   obsolete inventory .....       2,989      3,041     (2,721)    $3,309
Allowance for doubtful
   accounts ...............       1,037        226       (563)       700

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ROCKSHOX, INC.


      Date:  June 18, 1999            By:  /s/ GARY PATTEN
                                           ---------------------------------
                                               Gary Patten
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Secretary

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

          Signature                          Title                     Date
-----------------------------  ----------------------------------  -------------
By: /s/ GEORGE NAPIER          Chief Executive Officer, President  June 18, 1999
   --------------------------    and Director
        George Napier            (Principal Executive Officer)


By: /s/ STEPHEN W. SIMONS      Chairman of the Board and Director  June 18, 1999
   --------------------------
        Stephen W. Simons


By: /s/ GARY PATTEN            Executive Vice President,           June 18, 1999
   --------------------------    Chief Financial Officer and
        Gary Patten              Secretary
                                 (Principal Financial and
                                  Accounting Officer)


By: /s/ PAUL H. TURNER         Director                            June 18, 1999
   --------------------------
        Paul H. Turner


By: /s/ JOHN W. JORDAN II      Director                            June 18, 1999
   --------------------------
        John W. Jordan II


By: /s/ ADAM E. MAX            Director                            June 18, 1999
   --------------------------
        Adam E. Max


By: /s/ MICHAEL R. GAULKE      Director                            June 18, 1999
   --------------------------
        Michael R. Gaulke


By: /s/ EDWARD POST            Director                            June 18, 1999
   --------------------------
        Edward Post


Report of Independent Accountants on Financial Statement Schedule


To the Stockholders and Board of Directors of RockShox, Inc.:


Our audits of the consolidated financial statements referred to in our report dated April 27, 1999, appearing on page F-1 of this Form 10-K also included an audit of the financial statement schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, CA
April 27, 1999