Form 10-Q
period 1999-06-30
ROCKSHOX INC
filed 1999-08-16
CIK 1017047

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ---------------------------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

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

            YES [ X ]                            NO  [  ]

As of August 9, 1999 there were 13,761,147 shares of the registrant's common stock outstanding.

                                 ROCKSHOX, INC.

                                      INDEX

Part I:  Financial Information

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 1999 and
                March 31, 1999

             Condensed Consolidated Statements of Operations for the three month period ended June 30, 1999 and 1998

             Condensed Consolidated Statements of Cash Flows for the three month period ended June 30, 1999 and 1998

             Notes to Condensed Consolidated Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures about Market Risks

Part II:  Other Information

   Item 1.   Legal Proceedings

   Item 2.   Changes in Securities and Use of Proceeds

   Item 3.   Defaults Upon Senior Securities

   Item 4.   Submission of Matters to a Vote of Securities Holders

   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits

             (b)  Reports on Form 8-K

Part I:         Item 1.

                                 ROCKSHOX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        June 30,      March 31,
                                                          1999          1999
                                                      ------------  ------------
                                                      (Unaudited)     (Audited)
                          ASSETS
Current assets:
   Cash and cash equivalents.........................      $5,973        $3,755
   Trade accounts receivable, net of allowance for
      doubtful accounts of $700......................       4,445        15,112
   Inventories.......................................       9,774         9,174
   Prepaid expenses and other current assets.........       1,127           666
   Deferred income taxes.............................       4,062         4,062
                                                      ------------  ------------
      Total current assets...........................      25,381        32,769
Property, plant and equipment, net...................      15,511        15,807
Other assets, net....................................         189           189
                                                      ------------  ------------
       Total assets..................................     $41,081       $48,765
                                                      ============  ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................      $3,821        $5,266
   Other accrued liabilities.........................       8,030         7,436
                                                      ------------  ------------
      Total current liabilities......................      11,851        12,702
                                                      ------------  ------------
Stockholders' equity
   Common stock......................................         138           138
   Additional paid-in capital........................      65,928        65,928
   Distributions in excess of net book value.........     (45,422)      (45,422)
   Retained earnings.................................      10,466        15,419
                                                      ------------  ------------
       Total stockholders' equity....................      31,110        36,063
                                                      ------------  ------------
         Total liabilities and stockholders' equity..     $42,961       $48,765
                                                      ============  ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ROCKSHOX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                     Three Months Ended
                                         June 30,
                                   ---------------------
                                       1999       1998
                                   ---------- ----------
Net sales.........................    $9,524    $13,895
Cost of sales.....................    10,501     13,661
                                   ---------- ----------
  Gross profit(loss)..............      (977)       234
                                   ---------- ----------
Selling, general and
  administrative expense..........     4,305      3,509
Research, development and
  engineering expense.............     1,607      1,718

                                   ---------- ----------
   Operating expenses.............     5,912      5,227
                                   ---------- ----------
    Loss from
      operations .................    (6,889)    (4,993)
Interest income...................        63        138
                                   ---------- ----------
   Loss before taxes..............    (6,826)    (4,855)
Income tax benefit................    (1,873)    (1,359)
                                   ---------- ----------
      Net loss....................   ($4,953)   ($3,496)
                                   ========== ==========
Net loss per share--
  basic...........................    ($0.36)    ($0.25)
                                   ========== ==========
Shares used in per share
  calculations-- basic............    13,761     13,761
                                   ========== ==========
Net loss per share--
  diluted.........................    ($0.36)    ($0.25)
                                   ========== ==========
Shares used in per share
  calculations-- diluted..........    13,761     13,761
                                   ========== ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ROCKSHOX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                               June 30,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Cash flows from operating activities:
 Net loss...............................................   ($4,953)    ($3,496)
 Adjustments to reconcile net loss to net
 cash (used in) provided by operating activities:
  Depreciation and amortization.........................     1,169       1,555
  Provisions for doubtful accounts......................       (89)        200
  Provisions for excess and obsolete inventory..........       --          498
 Changes in operating assets and liabilities:
  Trade accounts receivable.............................    10,667       3,188
  Inventories...........................................      (511)     (2,748)
  Prepaid expenses and other current assets.............    (2,341)       (806)
  Accounts payable and accrued liabilities..............      (851)        260
                                                         ----------  ----------
Net cash (used in) provided by operating
 activities.............................................     3,091      (1,349)
                                                         ----------  ----------
Cash flows from investing activities:
 Purchases of property and equipment....................      (873)     (2,764)
 Other..................................................       --          (21)
                                                         ----------  ----------
Net cash used in investing activities...................      (873)     (2,785)
                                                         ----------  ----------
Cash flows from financing activities:
 Proceeds from exercise of stock options ...............       --           17
 Tax benefits from disqualifying dispositions of
 common stock...........................................       --            2
                                                         ----------  ----------
Net cash provided by financing
 activities.............................................       --           19
                                                         ----------  ----------
Net (decrease) in cash and cash
 equivalents............................................     2,218      (4,115)
Cash and cash equivalents, beginning of period..........     3,755      10,554
                                                         ----------  ----------
Cash and cash equivalents, end of period................    $5,973      $6,439
                                                         ==========  ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements

                                 ROCKSHOX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION:

        The accompanying unaudited condensed consolidated financial statements of ROCKSHOX, INC. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. The unaudited condensed, consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes for the year
ended March 31, 1999 included in our Annual Report on Form 10-K.   The
balance sheet at March 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally
accepted accounting principles.   Unless the context indicates
otherwise, when we refer to "we," "us," the "Company" or "RockShox" in this Quarterly Report on Form 10-Q, we are referring to ROCKSHOX, INC.


2.    INVENTORY:

The components of inventory are as follows (in thousands):

                                           June 30,      March 31,
                                             1999          1999
                                         ------------  ------------
    Raw materials.....................        $7,834        $6,048
    Finished goods....................         1,940         3,126
                                         ------------  ------------
                                              $9,774        $9,174
                                         ============  ============

3.  DEFERRED INCOME TAXES

 Management evaluates on a quarterly basis the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are not realizable, a valuation allowance will be provided.

4.   NOTE PAYABLE:

        On December 11, 1998, the Company entered into a credit agreement providing for borrowing up to $5.0 million. The credit facility expires on November 1, 1999. Any outstanding amounts under the facility are collateralized by our accounts receivables, inventory, equipment and intangibles. There were no outstanding borrowings against the new credit facility as of June 30, 1999.

5.      EARNINGS PER SHARE AMOUNTS:

        Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options and warrants for all periods.


      (In thousands, except per share amounts)
                                     Three Months Ended
                                         June 30,
                                   ---------------------
                                       1999       1998
                                   ---------- ----------
Reconciliation of net income
 (loss) used in basic and diluted
 per share calculations:

Net income (loss)..................  ($4,953)   ($3,496)
                                   ========== ==========
Reconciliation of shares used in
 basic and diluted per share
 calculations:

Basic net income (loss) per share:
 Weighted average shares of
 common stock outstanding..........   13,761     13,761
                                   ========== ==========
Shares used in basic net income
 (loss) per share calculation......   13,761     13,761
                                   ========== ==========

Diluted net income (loss)
 per share:
 Weighted average shares of
 common stock outstanding..........   13,761     13,761
 Dilutive effect of stock options..       --         --
                                   ---------- ----------
Shares used in diluted net income
 (loss) per share calculation......   13,761     13,761
                                   ========== ==========

Net income (loss) per - basic......   ($0.36)    ($0.25)
                                   ========== ==========

Net income (loss) per - diluted....   ($0.36)    ($0.25)
                                   ========== ==========

As of June 30, 1999, options to purchase 1,238,306 shares were not included in the earnings per share calculation as the effect was anti-dilutive.

6.      CONTINGENCIES
        We are involved in certain legal matters in the ordinary course of business. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable. Accordingly, the ultimate resolution of these matters may have a material adverse effect on the Company's financial position, results of operations and cash flows.

7.      RECENT ACCOUNTING PRONOUNCEMENTS:
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported as a component of comprehensive income. In July 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133," or SFAS No. 137. SFAS No. 137 defers the effective date of SFAS No. 133 until the beginning of fiscal quarters or years after June 15, 2000. Currently, we do not hold derivative instruments or engage in hedging activities.

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

8.  BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION:

The Company currently operates in one industry segment, the bicycle industry, for financial reporting purposes, and uses one measure of profitability for its business. The Company markets its products to customers in the United States, Europe and Asia. All of our long -lived assets are maintained in the United States.

9.  COMPREHENSIVE INCOME:
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components (revenue, expenses and gains and losses) in a full set of financial statements. There was no impact on the Company's financial position, results of operations or cash flows as a result of adoption for the three months ended June 30, 1999 and 1998, respectively. Comprehensive income and net income are the same.

Part I: Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

        Net sales. Net sales for the quarter ended June 30, 1999 decreased by 31.7% to $9.5 million from $13.9 million for the corresponding period of the prior year. For the quarter ended June 30, 1999, OEM sales decreased by 50.4% to $5.7 million compared to $11.5 million in the corresponding period of the prior year. This decrease was principally due to delays in the start up of many OEM customers' 2000 model year.
Sales to the retail accessory market in the quarter ended June 30, 1999 increased by 58.3% to $3.8 million compared to $2.4 million in the corresponding period of the prior year.

        Gross profit. Gross profit for the quarter ended June 30, 1999 was a loss of $977,000, or 10.3% of net sales, compared to gross profit of $234,000, or 1.7% of net sales, for the corresponding period of the prior year. The decrease in gross profit principally resulted from fixed overhead costs not being fully absorbed due to lower sales volume.

        Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the quarter ended June 30, 1999 was $4.3 million, or approximately 45.2% of net sales, compared to $3.5 million, or approximately 25.2% of net sales, in the corresponding period of the prior year. This increase can be attributed to a $720,000 severance accrual resulting from certain organizational changes made during the quarter ended June 30, 1999.

        Research, development and engineering expense. Research, development and engineering ("R&D") expense for the quarter ended June 30, 1999 was $1.6 million or approximately 16.8% of net sales, compared to $1.7 million, or approximately 12.2% of net sales in the corresponding quarter of the prior year.

        Interest income. For the quarter ended June 30, 1999 we recognized interest income of $63,000 compared to $138,000 in the corresponding period of the prior year. The decrease was principally due to lower cash balances.

        Income tax benefit. Our effective tax rate for the first quarter of fiscal 2000 remained relatively constant as a benefit of 28% compared to the first quarter of fiscal 1999.

Liquidity and Capital Resources:

        For the three months ended June 30, 1999, net cash provided by operating activities was $3.1 million, which consisted of net loss of $5.0 million offset by non-cash charges for depreciation and amortization of $1.2 million and a net decrease in receivables of $10.7 million, increased by a net increase in inventories of $600,000, decrease in accounts payable and accrued liabilities of $851,000, and an increase in other assets of $2.3 million.

        Net cash used in investing activities was $873,000 for the three months ended June 30, 1999, which consisted of acquisitions of property and equipment.

     The Company entered into a new credit agreement providing for borrowing up to $5.0 million. The credit facility expires on November 1, 1999. Any outstanding amounts under the facility are collateralized by our accounts receivables, inventory, equipment and intangibles. There were no outstanding borrowings against the new credit facility as of June 30, 1999.


At June 30, 1999, we had cash and cash equivalents of $6.0 million and working capital of $15.4 million. We believe that our current cash balances and available financing sources will be sufficient to provide operating liquidity for at least the next twelve months.

Forward Looking Statements

        Certain statements made in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation
Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other facts that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.
Such factors are discussed in detail in our Annual Report on Form 10-K. Given these uncertainties, prospective and current investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K or this document.

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


Internal enterprise resource planning software. During the prior fiscal year, we replaced our legacy information system with an Enterprise Resource Planning system which our software vendor (Oracle) has indicated is Year 2000 compliant. The cost of this system conversion was approximately $2.1 million, of which $1.5 million was capitalized. All other internal systems have been evaluated and have been deemed Year 2000 compliant. However, if the Oracle software and other internal software are found not to be Year 2000 compliant, the Year 2000 could have a material impact on our operations. Internal enterprise software failures may result in loss of revenues, or an interruption in, or a failure of, certain normal business activities or operations.

Other internal software and imbedded chip technology. In late 1995, the RockShox Information Technologies Department began the process of replacing the Company's terminal based desktops with PCs to broadly expand the functionality of the user desktop. The existing PC base was analyzed to determine its viability in supporting this expanded role. One of the factors checked was Year 2000 compliance. Twenty-nine 486 processor based computers were identified as non-Year 2000 capable. Because these computers were only marginally effective on the desktop, a plan was instituted to replace these units with more powerful Pentium based computers over the course of the next three years. This action was also driven by the need to replace inadequate processing power. The total cost to replace these units over that three-year period was immaterial (approximately $60,000.) After an internal audit, all other existing computers and material equipment with imbedded chip technology were found to pose no Year 2000 issue. Additionally, Year 2000 compliance has been a prerequisite for the purchase of any device with imbedded chip technology since that time. No material additional costs
are expected.   If we have failed to identify all Year 2000 compliance
issues for other internal software, the Year 2000 could have a material adverse effect on our operations. Failure to complete the remediation for these issues may result in loss of revenues, or an interruption in, or a failure of, certain normal business activities or operations.

External noncompliance by customers and suppliers, service providers and
contractors.   We have contacted our critical suppliers to determine the
extent of their plans and progress in addressing the Year 2000 problem. Responses to date have indicated that virtually all significant vendors are Year 2000 compliant or will be compliant in a timely manner. To the extent that responses to Year 2000 readiness are unsatisfactory, we intend to change suppliers, service providers and contractors to those that have demonstrated readiness; however, we cannot be assured that we will be successful in finding such alternative suppliers, service providers and contractors. We have sent approximately 300 formal letters requesting information concerning the Year 2000 compliance status of our top customers. To date, essentially all significant customers have replied, indicating in writing that they expect to be Year 2000 compliant on a timely basis. In the event that any of our significant customers or suppliers do not successfully and timely achieve Year 2000 compliance, and we are unable to replace them with new customers or alternative suppliers who have demonstrated Year 2000 readiness, our business or operations could be adversely affected. These effects could lead to, but are not limited to, loss of revenues, loss of suppliers and customers, or failure to deliver products.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

We considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We had no holdings of derivative financial or commodity instruments at June 30, 1999. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. An increase in interest rates would not significantly affect our net loss. All of our revenue and capital spending is transacted in U.S. dollars.

Part II:  Other Information

   Item 1.  Legal Proceedings

        We are involved in certain legal matters in the ordinary course of business. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable.

   Item 2.  Changes in Securities and Use of Proceeds

                           None.

   Item 3.  Defaults Upon Senior Securities

                           None.

   Item 4.  Submission of Matters to a Vote of Security Holders

                           None.

   Item 5.  Other Information

                           None.



   Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

          3.1 Form of Amended and Restated Certificate of Incorporation of ROCKSHOX, INC. *

          3.2  Form of Amended and Restated Bylaws of ROCKSHOX, INC. *

          27   Financial Data Schedule.

 ------------------------------------------------------------------------------
     * Previously filed with the Registration Statement on Form S-1 of RockShox Inc. (Registration No. 333-8069).

Part II:   Item 6

(b)   Reports on Form 8-K:
             None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ROCKSHOX, INC.

           Dated:  August 13, 1999             /s/ Gary Patten
                                               ---------------
                                               Gary Patten
                                               Chief Financial Officer and
                                               Duly Authorized Officer