Form 10-Q/A
period 1999-06-30
ROCKSHOX INC
filed 1999-08-23
CIK 1017047

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ---------------------------------------------
                                    FORM 10-Q/A

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

   Item 3.   Defaults Upon Senior Securities

   Item 4.   Submission of Matters to a Vote of Securities Holders

   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits

             (b)  Reports on Form 8-K

Part I:         Item 1.

                                 ROCKSHOX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        June 30,      March 31,
                                                          1999          1999
                                                      ------------  ------------
                                                      (Unaudited)     (Audited)
                          ASSETS
Current assets:
   Cash and cash equivalents.........................      $5,973        $3,755
   Trade accounts receivable, net of allowance for
      doubtful accounts of $700......................       4,445        15,112
   Inventories.......................................       9,774         9,174
   Prepaid expenses and other current assets.........       1,127           666
   Income tax receivable.............................       1,880           --
   Deferred income taxes.............................       4,062         4,062
                                                      ------------  ------------
      Total current assets...........................      27,261        32,769
Property, plant and equipment, net...................      15,511        15,807
Other assets, net....................................         189           189
                                                      ------------  ------------
       Total assets..................................     $42,961       $48,765
                                                      ============  ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................      $3,821        $5,266
   Other accrued liabilities.........................       8,030         7,436
                                                      ------------  ------------
      Total current liabilities......................      11,851        12,702
                                                      ------------  ------------
Stockholders' equity
   Common stock......................................         138           138
   Additional paid-in capital........................      65,928        65,928
   Distributions in excess of net book value.........     (45,422)      (45,422)
   Retained earnings.................................      10,466        15,419
                                                      ------------  ------------
       Total stockholders' equity....................      31,110        36,063
                                                      ------------  ------------
         Total liabilities and stockholders' equity..     $42,961       $48,765
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