Form 10-Q
period 1999-09-30
ROCKSHOX INC
filed 1999-11-15
CIK 1017047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-28822

ROCKSHOX, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0396555
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

401 Charcot Avenue
San Jose, CA   95131
(Address of principal executive offices, including zip code)

(408) 435-7469
(Registrant's telephone number, including area code)

No Change
(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

    As of November 12, 1999 there were 13,761,147 shares of the registrant's common stock outstanding.

ROCKSHOX, INC.
FORM 10-Q
INDEX

Part I: Financial Information

Item 1. Financial statements

Condensed Consolidated Balance Sheets as of September 30, 1999 and March 31, 1999

Condensed Consolidated Statements of Operations for the three month and six month periods ended September 30, 1999 and 1998

Condensed Consolidated Statements of Cash Flows for the six month period ended September 30, 1999 and 1998

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Liquidity and Capital Resources

Forward Looking Statements

Year 2000 Compliance

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Part II: Other Information

Item 1: Legal Proceedings

Item 2: Changes in Securities and Use of Proceeds

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKSHOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

                                                      September 30,   March 31,
                                                          1999          1999
                                                      ------------  ------------
                                                      (Unaudited)     (Audited)
                          ASSETS
Current assets:
   Cash and cash equivalents.........................      $3,432        $3,755
   Trade accounts receivable, net of allowance for
      doubtful accounts of $700......................      12,508        15,112
   Inventories.......................................      14,114         9,174
   Prepaid expenses and other current assets.........       1,031           666
   Deferred income taxes.............................       4,062         4,062
                                                      ------------  ------------
      Total current assets...........................      35,147        32,769
Property, plant and equipment, net...................      14,788        15,807
Other assets, net....................................         189           189
                                                      ------------  ------------
       Total assets..................................     $50,124       $48,765
                                                      ============  ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................      $7,379        $5,266
   Other accrued liabilities.........................       8,759         7,436
   Short term borrowings (Note 4).....................      4,000             0
                                                      ------------  ------------
      Total current liabilities......................      20,138        12,702
                                                      ------------  ------------
Stockholders' equity
   Common stock......................................         138           138
   Additional paid-in capital........................      65,929        65,928
   Distributions in excess of net book value.........     (45,422)      (45,422)
   Retained earnings.................................       9,341        15,419
                                                      ------------  ------------
       Total stockholders' equity....................      29,986        36,063
                                                      ------------  ------------
         Total liabilities and stockholders' equity..     $50,124       $48,765
                                                      ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKSHOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                     Three Months Ended    Six Months Ended
                                       September 30,         September 30,
                                   --------------------- ---------------------
                                       1999       1998       1999       1998
                                   ---------- ---------- ---------- ----------
Net sales.........................   $15,961    $24,810    $25,484    $38,705
Cost of sales.....................    13,074     19,431     23,576     33,092
                                   ---------- ---------- ---------- ----------
  Gross profit (loss).............     2,887      5,379      1,908      5,613
                                   ---------- ---------- ---------- ----------
Selling, general and
  administrative expense..........     2,847      3,596      7,160      7,106
Research, development and
  engineering expense.............     1,207      1,460      2,805      3,177

                                   ---------- ---------- ---------- ----------
  Operating expenses..............     4,054      5,056      9,965     10,283
                                   ---------- ---------- ---------- ----------
  Income (loss) from operations ..    (1,167)       323     (8,057)    (4,670)
Interest income...................        44         65        106        203
                                   ---------- ---------- ---------- ----------
  Income (loss) before taxes......    (1,123)       388     (7,951)    (4,467)
  Income tax expense (benefit)....         0        108     (1,873)    (1,251)
                                   ---------- ---------- ---------- ----------
      Net income (loss)...........   ($1,123)      $280    ($6,078)   ($3,216)
                                   ========== ========== ========== ==========
Net income (loss) per share --
  basic...........................    ($0.08)     $0.02     ($0.44)    ($0.23)
                                   ========== ========== ========== ==========
Shares used in per share
  calculations-- basic............    13,761     13,761     13,761     13,761
                                   ========== ========== ========== ==========
Net income (loss) per share --
  diluted.........................    ($0.08)     $0.02     ($0.44)    ($0.23)
                                   ========== ========== ========== ==========
Shares used in per share
  calculations-- diluted..........    13,761     13,761     13,761     13,761
                                   ========== ========== ========== ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKSHOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                             Six Months Ended
                                                              September 30,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Cash flows from operating activities:
 Net loss...............................................   ($6,078)    ($3,216)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization.........................     2,419       2,987
  Loss on disposal of assets............................       (10)        --
  Provisions for doubtful accounts......................         0          18
  Provisions for excess and obsolete inventory..........       (62)        354
 Changes in operating assets and liabilities:
  Trade accounts receivable.............................     3,387      (4,392)
  Inventories...........................................    (4,878)     (5,380)
  Prepaid expenses and other current assets.............    (1,148)       (569)
  Accounts payable and accrued liabilities..............     3,438       4,880
                                                         ----------  ----------
Net cash used in operating
 activities.............................................    (2,932)     (5,318)
                                                         ----------  ----------
Cash flows from investing activities:
 Purchases of property and equipment....................    (1,391)     (3,104)
 Other..................................................         0         (36)
                                                         ----------  ----------
Net cash used in investing activities...................    (1,391)     (3,140)
                                                         ----------  ----------
Cash flows from financing activities:
 Proceeds from exercise of stock options ...............         0          17
 Short term borrowings .................................     4,000         --
 Tax benefits from disqualifying dispositions of
 common stock...........................................         0           2
                                                         ----------  ----------
Net cash provided by financing
 activities.............................................     4,000          19
                                                         ----------  ----------
Net decrease in cash and cash
 equivalents............................................      (323)     (8,439)

Cash and cash equivalents, beginning of period..........     3,755      10,554
                                                         ----------  ----------
Cash and cash equivalents, end of period................    $3,432      $2,115
                                                         ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKSHOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION:

      The accompanying unaudited condensed consolidated financial statements of ROCKSHOX, INC. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. The unaudited condensed, consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 1999 included in our Annual Report on Form 10-K. The balance sheet at March 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Unless the context indicates otherwise, when we refer to "we," "us," the "Company" or "RockShox" in this Quarterly Report on Form 10-Q, we are referring to ROCKSHOX, INC.

2. INVENTORY:

     The components of inventory are as follows (in thousands):

                                         September 30,   March 31,
                                             1999          1999
                                         ------------  ------------
    Raw materials.....................       $11,703        $6,048
    Finished goods....................         2,411         3,126
                                         ------------  ------------
                                             $14,114        $9,174
                                         ============  ============

3. DEFERRED INCOME TAXES

      Management evaluates on a quarterly basis the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are not realizable, a valuation allowance will be provided. The Company has not recognized the tax benefit of its operating losses arising from the current quarter.

4. NOTE PAYABLE:

      On December 11, 1998, the Company entered into a credit agreement providing for borrowing up to $5.0 million. The credit facility expires on December 10, 1999. Any outstanding amounts under the facility are collateralized by our accounts receivables, inventory, equipment and intangibles. There were outstanding borrowings of $4.0 million against the new credit facility as of September 30, 1999.

5. EARNINGS PER SHARE AMOUNTS:

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

      (In thousands, except per share amounts)
                                     Three Months Ended    Six Months Ended
                                       September 30,         September 30,
                                   --------------------- ---------------------
                                       1999       1998       1999       1998
                                   ---------- ---------- ---------- ----------
Reconciliation of net income
 (loss) used in basic and diluted
 per share calculations:

Net income (loss)..................  ($1,123)      $280    ($6,078)   ($3,216)
                                   ========== ========== ========== ==========
Reconciliation of shares used in
 basic and diluted per share
 calculations:

Basic net income (loss) per share:
 Weighted average shares of
 common stock outstanding..........   13,761     13,761     13,761     13,761
                                   ========== ========== ========== ==========
Shares used in basic net income
 (loss) per share calculation......   13,761     13,761     13,761     13,761
                                   ========== ========== ========== ==========

Diluted net income (loss)
 per share:
 Weighted average shares of
 common stock outstanding..........   13,761     13,761     13,761     13,761
 Dilutive effect of stock options..       --         --         --         --
                                   ---------- ---------- ---------- ----------
Shares used in diluted net income
 (loss) per share calculation......   13,761     13,761     13,761     13,761
                                   ========== ========== ========== ==========

Net income (loss) per share basic..   ($0.08)     $0.02     ($0.44)    ($0.23)
                                   ========== ========== ========== ==========

Net income (loss) per share- diluted  ($0.08)     $0.02     ($0.44)    ($0.23)
                                   ========== ========== ========== ==========

     Stock options to purchase 582,294 shares of common stock at prices ranging from $1.02 to $15.14 per share were outstanding at September 30, 1999 but were not included in the computation of diluted income per share because they were anti-dilutive.

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

8. BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION:

     The Company currently operates in one industry segment, the bicycle industry, for financial reporting purposes, and uses one measure of profitability for its business. The Company markets its products to customers in the United States, Europe and Asia. All of our long-lived assets are maintained in the United States.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

      Net sales. Net sales for the quarter ended September 30, 1999 decreased by 35.5% to $16.0 million from $24.8 million for the corresponding period of the prior year. Net sales for the six months ended September 30, 1999 decreased by 34.1% to $25.5 million compared to $38.7 million for the corresponding period of the prior year. OEM sales for the quarter ended September 30, 1999 decreased by 34.2% to $14.4 million compared to $21.9 million for the corresponding period of the prior year. For the six months ended September 30, 1999, OEM sales decreased by 45.2% to $18.3 million compared to $33.4 million for the corresponding period of the prior year. Sales to the retail accessory market were $1.6 million for the quarter ended September 30, 1999 compared to $2.9 million for the corresponding period of the prior year. For the six months ended September 30, 1999, sales to the retail accessory market increased by 35.8% to $7.2 million from $5.3 million for the corresponding period of the prior year. Overall, the year-to-date volume decrease was due to the delay in the start up of many OEM customers' 2000 model year.

      Gross margin. Gross margin (gross profit as a percentage of net sales) for the quarter ended September 30, 1999 decreased to 18.1% compared to 21.7% for the corresponding period of the prior year. For the first six months of this year, gross margin decreased to 7.5% compared to 14.5% for the corresponding period of the prior year. The year-to-date decreases in gross margin were primarily due to fixed overhead costs not being fully absorbed due to lower volume during the first two quarters of fiscal year 2000.

      Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the quarter ended September 30, 1999 decreased by 20.8% to $2.8 million (or approximately 17.8% of net sales) compared to $3.6 million (or approximately 14.5% of net sales) in the corresponding period of the prior year. SG&A expense for the six months ended September 30, 1999 remained relatively flat at $7.2 million (or approximately 28.1% of net sales) compared to $7.1 million (or approximately 18.4% of net sales) for the corresponding period of the prior year. The quarter-to-date decrease over the same period last year is primarily a result of lower marketing expenditures and reduced headcount.

      Research, development and engineering expense. Research, development and engineering ("R&D") expense for the quarter ended September 30, 1999 decreased by 17.3% to $1.2 million (or approximately 7.6% of net sales) compared to $1.5 million (or approximately 5.9% of net sales) in the corresponding period of the prior year. R&D expense for the six months ended September 30, 1999 decreased by 11.7% to $2.8 million (or approximately 11.0% of net sales) compared to $3.2 million (or approximately 8.2% of net sales) in the corresponding period of the prior year. The decrease represents lower headcount and overall expenditures.

      Interest income. For the three- and six-month periods ended September 30, 1999, the Company incurred immaterial amounts of interest expense and had net interest income of $44,000 and $106,000, respectively, from its cash and cash equivalent balances. During the three- and six-month periods ended September 30, 1998, the Company had interest income of $65,000 and $203,000, respectively. The decreases were principally due to lower cash balances.

      Income tax (expense) benefit. Our effective tax rate for the first six months of fiscal 2000 remained relatively constant as a benefit of 28% compared to the first half of fiscal 1999.

Liquidity and Capital Resources:

      For the six months ended September 30, 1999, net cash used in operating activities was $2.9 million, which was comprised of net loss of $6.1 million increased by $2.4 million for non-cash charges of depreciation and amortization, an increase of $3.4 million in accounts payable and accrued liabilities, and increases of $3.4 million in trade accounts receivable, offset by increases in other current assets of $1.1 million and $4.9 million in inventories.

      For the six months ended September 30, 1999, net cash used in investing activities was $1.4 million, which principally consisted of acquisitions of property and equipment. Net cash provided by financing activities was $4.0 million, which consisted of short term borrowings against our credit facility.

      On December 11, 1998, the Company entered into a credit agreement providing for borrowing up to $5.0 million. The credit facility expires on December 10, 1999. Any outstanding amounts under the facility are collateralized by our accounts receivables, inventory, equipment and intangibles. There were outstanding borrowings of $4.0 million against the new credit facility as of September 30, 1999.

      At September 30, 1999, the Company had cash and cash equivalents of $3.4 million and working capital of $15.0 million. The Company believes that its current cash balances and/or financing services available will be sufficient to provide operating liquidity for at least the next twelve months.

Seasonality

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     We considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We had no holdings of derivative financial or commodity instruments at September 30, 1999. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. An increase in interest rates would not significantly affect our net loss. Substantially all of our revenue and capital spending is transacted in U.S. dollars.

PART II - Other Information

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

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      On August 24, 1999, the Company held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders re-elected the Company's Board of Directors in its entirety and there was no solicitation in opposition of any of the existing Board members.

      With respect to the election of directors, the following directors received the following number of votes and were therefore re-elected to the Board of Directors:

                                                               For               Withheld
                Stephen W. Simons                           12,404,003             36,177

                Paul H. Turner                              11,976,979            463,201

                John W. Jordan II                           11,976,979            463,201

                Adam E. Max                                 12,416,103             24,077

                Michael R. Gaulke                           12,416,103             24,077

                George Napier                               10,346,392          2,093,788

                Edward T. Post                              12,416,103             24,077

      Also at the Annual Meeting, the Company's stockholders ratified the selection of PriceWaterhouseCoopers as the Company's independent accountants for the fiscal year ending March 31, 2000. With respect to the ratification of accountants, a total of 12,419,130 votes were cast in favor, 17,355 were cast against and 3,695 votes abstained.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of ROCKSHOX, INC. *
3.2	Form of Amended and Restated Bylaws of ROCKSHOX, INC. *
27	Financial Data Schedule.

------------------------------------------------------------------------------

* Previously filed with the Registration Statement on Form S-1 of RockShox Inc. (Registration No. 333-8069).

(b) Reports on Form 8-K: Changes in Registrant's Certifying Accountant filed October 1, 1999.

SIGNATURES

      Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKSHOX, INC.

(Registrant)

      Dated: November 15, 1999

By:	/s/ Gary Patten

Gary Patten
Chief Financial Officer and Duly Authorized Officer