Form 10-Q
period 1999-12-31
ROCKSHOX INC
filed 2000-02-14
CIK 1017047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

    As of February 11, 2000 there were 13,761,147 shares of the registrant's common stock outstanding.

ROCKSHOX, INC.
FORM 10-Q
INDEX

Part I: Financial Information

Item 1. Financial statements

Condensed Consolidated Balance Sheets as of December 31, 1999 and March 31, 1999

Condensed Consolidated Statements of Operations for the three month and nine month periods ended December 31, 1999 and 1998

Condensed Consolidated Statements of Cash Flows for the nine month period ended December 31, 1999 and 1998

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

Signatures

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKSHOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

                                                      December 31,    March 31,
                                                          1999          1999
                                                      ------------  ------------
                                                      (Unaudited)     (Audited)
                          ASSETS
Current assets:
   Cash and cash equivalents.........................      $1,496        $3,755
   Trade accounts receivable, net of allowance for
      doubtful accounts of $1,132 and $700 respective      18,130        15,112
   Inventories.......................................      10,794         9,174
   Prepaid expenses and other current assets.........         920           666
   Deferred income taxes.............................       1,400         4,062
                                                      ------------  ------------
      Total current assets...........................      32,740        32,769
Property, plant and equipment, net...................      13,794        15,807
Other assets, net....................................         189           189
                                                      ------------  ------------
       Total assets..................................     $46,723       $48,765
                                                      ============  ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................      $6,903        $5,266
   Other accrued liabilities.........................       8,791         7,436
   Short-term borrowings (Note 4).....................      2,671             0
                                                      ------------  ------------
      Total current liabilities......................      18,365        12,702
                                                      ------------  ------------
Stockholders' equity
   Common stock......................................         138           138
   Additional paid-in capital........................      65,929        65,928
   Distributions in excess of net book value.........     (45,421)      (45,422)
   Retained earnings.................................       7,712        15,419
                                                      ------------  ------------
       Total stockholders' equity....................      28,358        36,063
                                                      ------------  ------------
         Total liabilities and stockholders' equity..     $46,723       $48,765
                                                      ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKSHOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                     Three Months Ended    Nine Months Ended
                                       December 31,          December 31,
                                   --------------------- ---------------------
                                       1999       1998       1999       1998
                                   ---------- ---------- ---------- ----------
Net sales.........................   $25,500    $24,525    $50,984    $63,230
Cost of sales.....................    19,990     19,768     43,566     52,860
                                   ---------- ---------- ---------- ----------
  Gross profit (loss).............     5,510      4,757      7,418     10,370
                                   ---------- ---------- ---------- ----------
Selling, general and
  administrative expense..........     3,136      2,344     10,296      9,449
Research, development and
  engineering expense.............     1,259      1,422      4,064      4,600
Restructuring charges ............       --        (294)       --        (294)
                                   ---------- ---------- ---------- ----------
  Operating expenses..............     4,395      3,472     14,360     13,755
                                   ---------- ---------- ---------- ----------
  Income (loss) from operations ..     1,115      1,285     (6,942)    (3,385)
Interest income...................       (81)        29         25        232
                                   ---------- ---------- ---------- ----------
  Income (loss) before taxes......     1,034      1,314     (6,917)    (3,153)
  Income tax expense (benefit)....     2,662        368        789       (883)
                                   ---------- ---------- ---------- ----------
      Net income (loss)...........   ($1,628)      $946    ($7,706)   ($2,270)
                                   ========== ========== ========== ==========
Net income (loss) per share --
  basic...........................    ($0.12)     $0.07     ($0.56)    ($0.16)
                                   ========== ========== ========== ==========
Shares used in per share
  calculations-- basic............    13,761     13,761     13,761     13,761
                                   ========== ========== ========== ==========
Net income (loss) per share --
  diluted.........................    ($0.12)     $0.07     ($0.56)    ($0.16)
                                   ========== ========== ========== ==========
Shares used in per share
  calculations-- diluted..........    13,761     13,778     13,761     13,761
                                   ========== ========== ========== ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKSHOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                             Nine Months Ended
                                                              December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Cash flows from operating activities:
 Net income (loss)......................................   ($7,706)    ($2,270)
 Adjustments to reconcile net (loss) income to net
 cash (used in) provided by operating activities:
  Depreciation and amortization.........................     3,662       4,381
  (Gain) loss on disposal of assets.....................       158         (16)
  Provisions for doubtful accounts......................       500          16
  Provisions for excess and obsolete inventory..........       --          584
  Deferred income taxes.................................    $2,662         --
 Changes in operating assets and liabilities:
  Trade accounts receivable.............................    (3,518)       (495)
  Inventories...........................................    (1,620)     (2,378)
  Prepaid expenses and other current assets.............      (254)       (181)
  Accounts payable and accrued liabilities..............     2,994      (1,803)
                                                         ----------  ----------
Net cash (used in) provided by operating
 activities.............................................    (3,122)     (2,162)
                                                         ----------  ----------
Cash flows from investing activities:
 Purchases of property and equipment....................    (1,808)     (5,594)
 Other..................................................         0         (34)
                                                         ----------  ----------
Net cash used in investing activities...................    (1,808)     (5,628)
                                                         ----------  ----------
Cash flows from financing activities:
 Proceeds from exercise of stock options ...............         0          19
 Short-term borrowings on note payable..................     4,000       2,000
 Repayments on short term borrowings....................   ($1,329)    ($2,000)
 Tax benefits from disqualifying dispositions of
 common stock...........................................         0         --
                                                         ----------  ----------
Net cash provided by financing
 activities.............................................     2,671          19
                                                         ----------  ----------
Net increase (decrease) in cash and cash
 equivalents............................................    (2,259)     (7,771)
Cash and cash equivalents, beginning of period..........     3,755      10,554
                                                         ----------  ----------
Cash and cash equivalents, end of period................    $1,496      $2,783
                                                         ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKSHOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION:

1. BASIS OF PRESENTATION:

      The accompanying unaudited condensed consolidated financial statements of ROCKSHOX, INC. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three- and nine-month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. The unaudited condensed, consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 1999 included in the Company's Annual Report on Form 10-K.

2. INVENTORY:

     The components of inventory are as follows (in thousands):

                                         December 31,    March 31,
                                             1999          1999
                                         ------------  ------------
    Raw materials.....................        $8,136        $6,048
    Finished goods....................         2,658         3,126
                                         ------------  ------------
                                             $10,794        $9,174
                                         ============  ============

3. DEFERRED INCOME TAXES

      Management evaluates on a quarterly basis the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are not realizable, a valuation allowance will be provided. During the quarter ended December 31, 1999, a valuation allowance of $2.7 million was recorded against the deferred tax assets balance of $4.1 million, thus retaining $1.4 million of the Company's planned carryback benefit. The Company has ceased to recognize the current tax benefit of its operating losses because realization is not assured as required by SFAS No. 109.

4. SHORT-TERM BORROWINGS:

      On December 11, 1998, the Company entered into a credit agreement providing for borrowing up to $5.0 million. Any outstanding amounts under the facility are collateralized by the Company's accounts receivables, inventory, equipment and intangibles. During the quarter ended September 30, 1999, $4.0 million was borrowed against the credit facility. On December 3, 1999, $1.0 million was repaid, and the remaining $3.0 million outstanding was refinanced through a new credit agreement providing for borrowing up to $5.0 million, which is collateralized primarily by the Company's accounts receivables, inventory, equipment and intangibles. There were outstanding borrowings of $2.7 million against the new credit facility as of December 31, 1999.

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

      (In thousands, except per share amounts)
                                     Three Months Ended    Nine Months Ended
                                       December 31,          December 31,
                                   --------------------- ---------------------
                                       1999       1998       1999       1998
                                   ---------- ---------- ---------- ----------
Reconciliation of net income
 (loss) used in basic and diluted
 per share calculations:

Net income (loss)..................  ($1,628)      $946    ($7,706)   ($2,270)
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
                                   ========== ========== ========== ==========

Diluted net income (loss)
 per share:
 Weighted average shares of
 common stock outstanding..........   13,761     13,761     13,761     13,761
 Dilutive effect of stock options..       --         17         --         --
                                   ---------- ---------- ---------- ----------
Shares used in diluted net income
 (loss) per share calculation......   13,761     13,778     13,761     13,761
                                   ========== ========== ========== ==========

Net income (loss) per - basic......   ($0.12)     $0.07     ($0.56)    ($0.16)
                                   ========== ========== ========== ==========

Net income (loss) per - diluted....   ($0.12)     $0.07     ($0.56)    ($0.16)
                                   ========== ========== ========== ==========

     Stock options to purchase 1,437,868 shares of common stock at prices ranging from $1.02 to $15.14 per share were outstanding at December 31, 1999 but were not included in the computation of diluted income per share because they were anti-dilutive.

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

9. COMPREHENSIVE INCOME:

      Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components (revenue, expenses and gains and losses) in a full set of financial statements. There was no impact on the Company's financial position, results of operations or cash flows as a result of adoption for the three months or nine months ended December 31, 1999 and 1998. Comprehensive income and net income are the same.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

      Net sales. Net sales for the quarter ended December 31, 1999 increased 4.1% to $25.5 million from $24.5 million for the corresponding period of the prior year. Net sales for the nine months ended December 31, 1999 decreased by 19.3% to $51.0 million compared to $63.2 million for the corresponding period of the prior year. OEM net sales for the quarter ended December 31, 1999 increased by 11.7% to $23.0 million compared to $20.6 million for the corresponding period of the prior year. For the nine months ended December 31, 1999, OEM net sales decreased by 23.8% to $41.2 million compared to $54.1 million for the corresponding period of the prior year. Aftermarket net sales were $2.5 million for the quarter ended December 31, 1999 compared to $3.9 million for the corresponding period of the prior year. For the nine months ended December 31, 1999, net sales to the aftermarket increased by 7.7% to $9.8 million from $9.1 million for the corresponding period of the prior year. Overall, the year-to-date volume decrease was due to the delay in the start up of many OEM customers' 2000 model year.

      Gross margin. Gross margin (gross profit as a percentage of net sales) for the quarter ended December 31, 1999 increased to 21.6% compared to 19.4% for the corresponding period of the prior year. The increase is primarily the result of improvements in the manufacturing process and reduced scrap charges as compared to the prior year. For the first nine months of this year, gross margin decreased to 14.5% compared to 16.4% for the corresponding period of the prior year. The year-to- date decreases in gross margin were primarily due to fixed overhead costs not being fully absorbed due to lower sales.

      Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the quarter ended December 31, 1999 increased by 33.8% to $3.1 million (or approximately 12.3% of net sales) compared to $2.3 million (or approximately 9.6% of net sales) in the corresponding period of the prior year. SG&A expense for the nine months ended December 31, 1999 increased by 9.0% to $10.3 million (or approximately 20.2% of net sales) compared to $9.4 million (or approximately 14.9% of net sales) for the corresponding period of the prior year. The increase over the same periods last year is primarily a result of increases in certain operating costs related to management changes as well as planned sales and marketing efforts.

     Restructuring charges. During the quarter ended December 31, 1998, the Company reduced its restructuring accrual of $1.7 million by $294,000, primarily due to lower than expected severance costs. There is no restructuring accrual remaining as of December 31, 1999.

      Research, development and engineering expense. Research, development and engineering ("R&D") expense for the quarter ended December 31, 1999 decreased to $1.3 million (or approximately 4.9% of net sales) compared to $1.4 million (or approximately 5.8% of net sales) during the corresponding period of the prior year. R&D expense for the nine months ended December 31, 1999 declined to $4.1 million (or approximately 8.0% of net sales) compared to $4.6 million (or approximately 7.3% of net sales) during the corresponding period of the prior year.

      Interest income. For the three- and nine-month periods ended December 31, 1999, the Company had net interest expense of $81,000 and net interest income of $25,000, respectively, from its cash and cash equivalent balances. During the three-and nine-month periods ended December 31, 1998, the Company had net interest income of $29,000 and $232,000, respectively. The decreases were due to lower cash balances as compared to the prior year.

      Income tax (expense) benefit. Upon determination in the current quarter that realization of deferred tax assets is not reasonably assured, the Company established a valuation allowance against the deferred tax assets to the extent net operating loss carryback capacity was not available, and ceased to recognize current benefit of operating losses, resulting in a current effective tax rate of 0% for the second and third quarters of the current fiscal year.

Liquidity and Capital Resources:

      For the nine months ended December 31, 1999, net cash used in operating activities was $3.1 million. This is comprised of a net loss of $7.7 million, an add-back of $3.7 million for non-cash charges of depreciation and amortization, and an add-back of $0.2 million for fixed asset write-offs, and an adjustment in reserves for doubtful accounts of $0.5 million, an increase of $3.0 million in accounts payable and accrued liabilities, and a valuation allowance of $2.7 million for our deferred tax asset, offset by increases of $3.5 million in trade accounts receivable, an increase of $1.6 million for inventories, and increases in other current assets of $0.3 million.

      For the nine months ended December 31, 1999, net cash used in investing activities was $1.8 million, which principally consisted of purchases of property and equipment. Net cash provided by financing activities was $2.7 million, which consisted of short-term borrowings of $4.0 million against the Company's credit facility, offset by repayments of $1.3 million.

      On December 11, 1998, the Company entered into a credit agreement providing for borrowing up to $5.0 million. Any outstanding amounts under the facility are collateralized by the Company's accounts receivables, inventory, equipment and intangibles. During the quarter ended September 30, 1999, $4.0 million was borrowed against the credit facility. On December 3, 1999, $1.0 million was repaid , and the remaining $3.0 million outstanding was refinanced through a new credit agreement providing for borrowing up to $5.0 million, which is collateralized primarily by the Company's accounts receivables, inventory, equipment and intangibles. There were outstanding borrowings of $2.7 million against the new credit facility as of December 31, 1999.

      At December 31, 1999, the Company had cash and cash equivalents of $1.5 million and working capital of $14.4 million. The Company believes that its current cash balances and/or credit facilities available will be sufficient to provide operating liquidity for at least the next twelve months.

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

Forward Looking Statements:

      Certain statements made in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other facts that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Such factors are discussed in detail in the Company's Annual Report on Form 10-K. Given these uncertainties, prospective and current investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K or this document.

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

     To date, the Year 2000 issue has not adversely affected the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

      We considered the provision of Financnial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risks Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at December 31, 1999. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. An increase in interest rates would not significantly affect our net loss. All of our revenue and capital spending is transacted in U.S. dollars.

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

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of ROCKSHOX, INC. *
3.2	Form of Amended and Restated Bylaws of ROCKSHOX, INC. *
10.7	Credit Agreement, dated December 10, 1999, between ROCKSHOX, INC. and the Wells Fargo Business Credit.
10.8	Employment Agreement, dated December 23, 1999, between ROCKSHOX, INC. and Bryan Kelln.
27	Financial Data Schedule.

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

ROCKSHOX, INC.

(Registrant)

      Dated: February 14, 2000

By:	/s/ Chris Birkett

Chris Birkett
Chief Financial Officer and Duly Authorized Officer