Form 10-K
period 2000-03-31
ROCKSHOX INC
filed 2000-06-29
CIK 1017047

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

                    For the Fiscal Year Ended March 31, 2000
                         Commission File Number 0-28822
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of June 26, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,201,199.

      As of June 26, 2000, the Registrant had 13,761,147 shares of Common Stock outstanding.

DOCUMENTS  INCORPORATED  BY  REFERENCE:
  Portions of the ROCKSHOX, INC. Proxy Statement to be mailed in connection with the Registrant's 2000 Annual Meeting of Stockholders to be held on
August  23,  2000,  are  incorporated  by  reference  in  Part  III  hereof.
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

8     Financial  Statements  and  Supplementary  Data

9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                    PART III

10    Directors  and  Executive  Officers  of  the  Registrant

11    Executive  Compensation

12    Security  Ownership  of  Certain  Beneficial  Owners  and  Management

13    Certain  Relationships  and  Related  Transactions



                                     PART IV

14    Exhibits, Financial Statement Schedules and Reports on Form 8-K          2

      Unless the context indicates otherwise, when we refer to "we," "us," the "Company" or "RockShox," in this Annual Report on Form 10-K, we are referring to ROCKSHOX, INC., its predecessors and their respective parents and subsidiaries on a consolidated basis. Unless the context indicates otherwise, all references to a fiscal year are to our fiscal year. In 1995, we changed our fiscal year end from December 31 to March 31. This Annual Report on Form 10-K includes references to our registered trademarks and brand names, including: ROCKSHOX, JUDY, JETT, SID, PSYLO, and DELUXE.

                                     PART IX

ITEM  1.   BUSINESS  -

GENERAL

      We are a worldwide leader in the design, manufacture and marketing of high performance bicycle suspension products. Our suspension products enhance riding performance and comfort by mitigating the impact of rough terrain and by providing better wheel contact with the riding surface. The Company, which currently manufactures front suspension forks, rear shocks and suspension seatposts for mountain bikes, has combined technical innovation with high quality products and creative marketing to establish one of the most widely recognized brand names in the bicycle industry.

     For the 2000 model year, we offered sixteen front suspension forks, including four new models, five rear shocks, including our SID Dual air model, and two suspension seat posts.

      Approximately 79% of our sales in fiscal 2000 represented sales to original equipment manufacturers ("OEMs"), such as Trek Bicycle Corp. ("Trek"), GT Bicycles Inc. ("GT") and Specialized Bicycle Components, Inc.("Specialized"), which incorporate ROCKSHOX branded components as part of new, fully-assembled mountain bikes sold worldwide. Our products are also sold as an accessory component to consumers through a network of over 10,000 independent bicycle dealers ("IBDs") worldwide.

      Our principal executive office is located at 401 Charcot Avenue, San Jose, California, 95131; its telephone number is (408)435-7469.

     In March 2000, RockShox, Inc. announced that it will relocate and consolidate its corporate operations to Colorado Springs, Colorado. The Sales, Marketing, Research and Development, Information Technology, Finance, and Human Resources divisions will move from the San Jose area, to a leased location in Colorado Springs this summer. The Company's manufacturing operations will remain at its current location in San Jose, and its relocation will be evaluated over the next year. The Company is currently expects to incur costs associated with the relocation, but is unable to accurately quantify these costs at this time.

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

           Each of our products uses aerospace alloys and features adjustable suspension, a progressive spring rate, structural rigidity and low weight. We believe that the key to any suspension system is the spring rate, which allows the suspension device to move easily over small bumps, but not "bottom out" over larger ones. The structural rigidity of our suspension products improves the rider's ability to control the bike, while low weight enhances overall bicycle performance. Each of our products is covered by a one-year limited warranty.

      Our 2000 models represent our broadest line of product offerings to date. For the 2000 model year, we offered sixteen front suspension forks, including six new models, five rear shocks, including our SID Air model, and two suspension seat posts. For the 2000 model year, all RockShox products have received a multitude of changes and upgrades aimed at increased performance and durability.

The following tables summarize our 2000 product offerings of front forks and rear shocks:

                                           FRONT FORKS
                                           -----------

                            Suggested
               Typical       Retail
               Retail       Price In                                                Date of
             Bike Price    Accessory                             Suspension         Original
Model         Point (1)      Market       Intended Use           Technology        Shipment (2)
----------  -------------  ----------  -------------------  --------------------  ---------------
JETT        $    250-$400  $      100  Recreational         Coil/MCU              May 98

JETT XC     $    300-$450  $      140  Recreational         Elastomer Spring      May 96
                                                            System

JETT SL     $    350-$475  $      175  Recreational;        Hydracoil             May 99
                                       Moderate Terrain     System

JETT RACE   $    400-$600  $      179  Cross-Country;       Hydracoil             June 99
                                       Moderate Terrain     System

JUDY XC     $    350-$600  $      199  Cross-Country;       Hydracoil             May 97
                                       FreeRide             System

JUDY SL     $    500-$800  $      249  Cross-Country;       Hydracoil             September 1994
                                       Extreme Terrain      System

JUDY RACE   $   700-1,000  $      299  Cross-Country;       Hydracoil             June 1999
                                       Racing               System

JUDY XL     $   800-1,300  $      430  Cross-Country;       Hydracoil             August 1999
                                       FreeRide             System

SID XC      $ 1,000-1,500  $      399  Cross-Country        HydraAir              June 1997


SID100      $ 1,000-1,600  $      419  Freeride             HydraAir              June 1999

SID SL      $ 1,500-2,300  $      539  Cross-Country;       Dual Air              July 1997
                                       Racing


SID XL      $ 1,500-2,500  $      699  FreeRide             Dual Air              July 1997

SID RACE    $ 1,800-3,500  $      599  Cross-country        Dual Air              July 1999
                                       Racing

BOXXER      $      2,500+  $    1,099  Pro Downhill Racing  HydraCoil             November 1997
                                                            System

RUBY SL     $ 1,200-2,200  $      225  Road Training        Type 2 Spring System  June 1997

RUBY Metro  $     300-700  $      155  Road Training        Hydracoil             August 1998
                                                            System


                                         REAR SUSPENSION
                                         ---------------


                                  Suggested
                    Typical         Retail
                     Retail        Price In                                           Date of
                   Bike Price     Accessory                          Suspension       Original
2000 Model         Point (1)        Market       Intended Use        Technology     Shipment (2)
---------------  --------------  ------------  -----------------  ----------------  ------------
Deluxe           $   500-$1,200  Not offered   Cross-County;      Coil over         June 1995
                                 at retail     Downhill           hydraulic damper

Deluxe Adjust    $   700-$1,500  Not offered   Cross-Country;     Coil over         July 1996
                                 at retail     Downhill           hydraulic damper

Pro Deluxe       $       2,000+  Not offered   Downhill Racing    Coil over         July 1995
                                 at retail                        Hydraulic
                                                                  Damper with oil
                                                                  reservoir

SID Rear         $  1,200-1,900  Not offered   Cross-County       Dual Air          July 1998
                                               at retail

SID Rear Adjust  $ 1,400-$2,000  $         90  Cross Country      Dual Air          July 1999

Mountain Post    $ 1,000-$2,000  $        119  Hardtail Seatpost  Elastomer         May 1998

Road Post        $ 1,200-$2,200  $        119  Road Bicycles      Elastomer         August 1999
                                               Seatpost

(1)     The  typical  retail  bike  price  point  represents  management's  estimate  of the  U.S.  retail  range  for  OEM  mountain  bikes  that  include  the  indicated
        product.

(2)     Models  are  generally  upgraded  and  revised  periodically.

(3)     MCU  stands  for  Microcellular  Urethane  spring.

(4)     Type  2  Spring  System  is  a  combination  of  a  coil  spring,  spring  rate adjuster,  and  MCU  inside  each  fork  leg.

(5)     Hydracoil  system  is  a  single  coil  spring  housed  in  each  fork  leg,  and  is coupled  with  an  open  oil  bath  damper.

(6)     HydraAir  system  is  an  air  spring  housed  in  each  fork  leg,  coupled with  an  open  oil  bath  damper.


RESEARCH  AND  DEVELOPMENT

      As of March 31, 2000, our product development activities, were supported by 25 professionals, including 10 project engineers, using an array of sophisticated design and analytical tools. Development for each major product line (e.g., SID, JUDY, JETT, etc.) is headed by a senior level project engineer with assistance from other engineers and technicians. In addition, we have an ongoing advanced technologies program, which investigates new technologies, materials and processes not utilized for current products.

      We maintain a well-equipped test laboratory to collect data and test products prior to and after commercial introduction. The test laboratory is staffed by a test engineer, two technicians and managed by a Test Lab Supervisor, who conduct a variety of performance tests, accelerated life tests and analysis on products and components.

      The product development process usually begins one to two years prior to the expected commercial introduction of a new product, and generally focuses on having a product ready for distribution at the start of the applicable model year. In addition, short-term projects involving upgrades of existing products and improvements to manufacturing processes occur regularly. New product ideas come from a variety of sources, including mountain bike race teams, OEMs, consumers and employees. Products are developed using design and engineering software tools that provide full parametric three-dimensional modeling and finite element analysis, allowing for computer optimization of structures and greatly reducing the time required to develop and prototype designs. Currently, we establish an interdepartmental team, including representatives from our engineering, manufacturing, marketing, quality, sourcing and customer service departments, at the beginning of every development project. This interdepartmental approach to product development reduces time to market while significantly enhancing product quality.

      Current  areas  of  focus  for  product development include, among others:

- research in the area of product design, materials and manufacturing processes to reduce the cost and improve the performance of our current products;
-     investigation  of  potential  new  products  and  technologies;
- the introduction of products appropriately priced for a broad segment of the mountain bike market; and
- the design of new products, including suspension seat posts and suspension systems for trekking bikes.

     Our future success will depend, in part, upon our continued ability to develop and successfully introduce new and popular bicycle suspension products and other types of bicycle components. There can be no assurance that we will introduce any new products or, if introduced, that any such products will be commercially successful.

      Our company-sponsored research and product development expenditures in fiscal years 2000, 1999, and 1998 were approximately $3.6 million, $4.9 million and $4.9 million, respectively.


MANUFACTURING

     The manufacturing of our branded products was divided into two locations for the Model year 2000. The higher price point products, Judy, SID, Boxxer, all seat post and rear shock absorbers, were made at the San Jose facility. The Jett XC product was also made at San Jose, while the lower price point Jett C, representing approximately 10% of our fiscal 2000 production, was made in Taiwan pursuant to a strategic relationship that we have developed with one of our vendors, Spinner, Inc. We have a one year contract with Spinner, Inc. This contract provides for our annual review and audit of Spinner's operations.

     Product assembly at San Jose is carried out on multiple continuous flow lines, which incorporate Statistical Process Control (SPC) and error proofing devices for improved product quality. The lines are designed to have a daily output which can be flexed by changing the station manning, in response to the seasonal nature of the bicycle market. Most component parts are procured from a supply base that is being continuously developed to meet our needs for quality, timely delivery and cost. We established some in-house manufacture of critical components, achieving a level of vertical integration especially for the telescoping upper tubes of front forks and the shafts for rear shock absorbers. We worked to assure quality for surface finish and hardening by nitriding of steel and anodizing of aluminum, which has contributed to improved durability and functional consistency for our products.

     As of March 31, 2000, we employed approximately 240 non-unionized employees, and approximately 80 temporary hires for manufacturing. Additional temporary employees are recruited as the seasonal nature of the market demand builds to its peak, typically from June through January. The San Jose factory operates two working shifts throughout the year on some product lines, and we add a second shift on others as needed. Extensive training, especially for new hires, and for critical changes for new product launch, is carried out. We have formal release of written work instructions, including detailed exploded drawings to easily show the sequence of assembly. We are also developing supplemental training with video. We believe that we have significantly strengthened SPC and error proofing during Model Year 2000, and also enhanced our incoming material inspection using a digital coordinate measure machine
(CMM) for ease of repeatable and accurate measurement. In-Process Quality Assurance routinely assesses the daily output of the manufacturing lines, and we routinely audit functional and durability using our Product Test Center. We track and reduce the "cost of quality" measurable every month, and actively document and track all quality concerns for effective Permanent Corrective Action.

     We work closely with our supply base, and depend upon certain key suppliers to provide key core competencies, such as forgings and castings and molded polymers that have been optimized for weight, structural integrity, wear and cost. We have neither long term supply contracts with any vendors, nor multiple vendors for all of our component parts. At the same time as we have developed a strategic relationship with Spinner, Inc. ("Spinner") for some low price points forks assembled in Taiwan, we have started to explore off-shore sources for parts where reduced cost can be selectively achieved without compromise to quality, performance, or timely delivery. This contract provides for our annual review and audit of Spinner's operations. We track all vendors for quality, delivery and cost reduction opportunities, and we have an active vendor improvement plan.

     We changed to a new ERP system, using Oracle software, in January 1999. This facilitated our compliance with Y2K computer requirements, and has provided an improved functionality over our previous management information system. The Oracle system allows initial model year forecasting, continuously updated as the production year develops, to drive material planning and procurement. Subsequent production control through to eventual shipment release has progressively improved our delivery record during this first full year of Oracle usage. We intend to leverage our new ERP system's on-time delivery as we move into Model Year 2001. We also intend to significantly reduce our overall inventory levels.

     We generally require firm purchase orders with a 60 day lead time from OEM customers, which represent the majority of our orders. We manage our stock levels over the model year to maximize availability during the peak season, and minimize overstocking as the model year changes. Our "backlog" of unfulfilled orders on March 31, 2000 was $6.0 million, compared to $6.2 million on March 31, 1999. We expect to be able to fill the entire backlog during the first quarter of the current fiscal year.


SALES  AND  DISTRIBUTION

      Our products are primarily sold to OEMs, which incorporate our components as part of new, fully-assembled mountain bikes sold worldwide, and through distributors or, in some cases, directly to IBDs, each of whom serve the retail accessory market. For the fiscal year ended March 31, 2000, approximately 79% of our total net sales were to OEMs and approximately, 21% were to distributors and IBDs. OEM customers are important to us, since bicycle suspension has evolved from an accessory niche component into standard equipment found on higher quality mountain bikes. The following table demonstrates the historical pattern in our customer base and product distribution:


                                  Years Ended March 31,
                 -------------------------------------------------------
(in thousands)          2000               1999               1998
                 -----------------  ------------------ -----------------
                            % of               % of                % of
                   Net       Net       Net     Net      Net        Net
                  Sales     Sales     Sales    Sales    Sales     Sales
                 --------  -------  --------  -------  ---------  ------


OEMs............ $ 55,495      79%  $ 73,999      85%  $  77,633     76%

Distributors
  and IBDs......   14,768      21%    12,864      15%     24,570     24%
                 --------  -------  --------  -------  ---------  ------
      Total..... $ 70,263     100%  $ 86,863     100%  $ 102,203    100%
                 ========  =======  ========  =======  =========  ======

      Management  believes  that  our  products  play  an  important  role in the sale of bikes by OEMs and that OEMs are aware of the influence that our brand and name have on a consumer's selection of a mountain bike. In addition to our strong brand name, we believe that OEMs also choose our products for product innovation, reliability and quality.

      We currently sell to over 280 OEM accounts worldwide. A substantial portion of our sales flow from the export of our products, a significant portion of which includes products shipped to Asian manufacturing subcontractors for certain U.S.-based OEMs.

      The sales process for OEM customers generally runs from December through May, and during this period, we do presentations of our product line for the coming model year. Typically, we learn between April and June if our products have been specified on various OEM bike models and of OEM volume expectations per model, although such estimates are subject to significant adjustment throughout the year. Shipments are then made directly to OEMs or to their subcontractors (typically bicycle frame manufacturers mostly located in Asia) beginning in the first quarter of the fiscal year (June quarter) and peaking in the second and third quarters (July through December). OEM sales slow down in the fourth quarter of our fiscal year and are principally comprised of OEM reorders, which we believe primarily reflect the popularity and sell-through rates of various OEM mountain bikes that incorporate our components.

      Sales to distributors and IBDs generally trail the OEM process, with sales to distributors at their highest during the middle of our fiscal year (August and September) and sales to dealers peaking during the following March and April. We currently have four distributors in the United States, two of whom are owned by OEM customers, and approximately 64 additional distributors worldwide. Our management believes that sales of our products through OEM-owned distributors are an important revenue source for OEMs and further strengthen our relationships with our major customers. Distributors generally purchase our products for resale to IBDs and generally also provide worldwide servicing and marketing support for all of our products. In the U.S., we generally sell directly to IBDs product quantities that are too small for third-party distributors to process.

      As of March 31, 2000 we had approximately 35 employees performing sales and customer service functions. Our principal sales activities are based in the United States. In addition, we have a sales representative office with 6 contract employees based in Bern, Switzerland. Our customer service activities include a warranty program managed by an in-house technical support department in the U.S. and a distributor network of technicians outside the U.S. We also have one employee based in our Taiwan sales office.

      In fiscal 2000, approximately 61% of our sales represented sales to our 10 largest customers, such as Trek Bicycle Corp., Merida, and Giant Bicycles, several of which purchase product as both an OEM customer and a distributor. Sales to our largest customer Trek Bicycle Corp. represented 15% of our net sales in fiscal 2000. At March 31, 2000, our OEM customer with the largest accounts receivable balances accounted for approximately 23% of our accounts receivable. As of March 31, 2000, we had no long-term contracts with any of our customers.


MARKETING

      Our management believes that our brand image, in combination with the performance features of our products, is an important element in a consumer's decision to purchase our suspension as an accessory product and that our OEM customers recognize the strength of our brand name as a contributing factor in a consumer's choice of mountain bikes.

      We promote and maintain our brand name in numerous countries through focused marketing efforts such as sponsorship of mountain bike racing teams, magazine advertising and editorial programs, IBD packaging and point of sale materials, participation in tradeshows and promotional clothing and merchandise. Our marketing department oversees all aspects of the promotion of our products and brand name.

      The principal user of our products is the mountain bike enthusiast between 19 and 34 years of age. To appeal to this market, we emphasize the high performance features of our products as well as our affinity with the mountain biking culture. The goal of our marketing efforts is to communicate both technical information and an offbeat and irreverent image.

      The sponsorship of mountain bike racing teams and racers is an important part of our research and product development efforts as well as our marketing strategy. We believe that the association of our products with successful racers enhances our product development efforts and increases consumer awareness of and demand for our suspension products. We currently co-sponsor approximately 20 world-class and over 70 junior and amateur race teams, many of which also have affiliations with OEMs. Our sponsorship agreements with racing teams generally are for a one-year term, and provide for a retainer plus contingent performance payments. We also provide product and technical support for sponsored racers, including access to our technical service trucks that attend many of the major races in the U.S. and Europe. There can be no assurance that such racing teams will continue to be sponsored by us and use our products on terms we deem acceptable, or that we will be able to attract new mountain bike racing teams to use our products in the future.

      We advertise our products in a variety of U.S. and international consumer and trade bicycle publications, including BICYCLING, BIKE, CATALYST COMMUNICATIONS, SUPER SALE AND CYCLING GUIDE, DIRT RAG, MBG GUIDE, MOUNTAIN BIKE, MOUNTAIN BIKE ACTION, MOUNTAIN BIKING, OBSERVED TRIALS, VELO NEWS and BICYCLE RETAILER, as well as on the World Wide Web. Our goal is to expand awareness of our brand name and to support product line segmentation with advertising campaigns built around the SID, JUDY, JETT, and other product lines. We also seek to increase ROCKSHOX's editorial exposure in bicycle print media by working closely with magazine editors in the U.S. and Europe. We believe that our focus on editorial content has helped maintain high visibility for our brand name and our products.

      We currently support our brand name in the retail bike market by supplying unique packaging and point of sale displays to IBDs, as well as by providing brochures and product hang tags that are designed to help explain the technical performance features of our products. We generally provide hang tags and brochures at cost or for free to distributors and IBDs. We believe that we also maintain a strong presence at national and international tradeshows. As part of our retail marketing efforts, we market a line of mountain bike lifestyle clothing. The clothing line includes T-shirts, cotton jerseys, jackets, vests and hats. We sell our clothing line to distributors, bicycle shops and directly to consumers at race events.

      Our sales and marketing expenditures totaled approximately $6.2 million, approximately $5.3 million and approximately $6.2 million in fiscal years 2000, 1999 and 1998, respectively.


COMPETITION

      The markets for bicycle components, in general, and bicycle suspension products, in particular, are highly competitive. We compete with other bicycle component companies that produce suspension products for sale to OEMs, distributors and IBDs as well as with bicycle OEMs that produce their own line of suspension products for their own use and for sale through distributors and IBDs.

      We compete with several component companies that manufacture front suspension products, including, among others, Answer Products, Inc., a division of LDI, Ltd., which manufactures Manitou products, Rapid Suspension Technology USA, Inc., Marzocchi SpA, and SR Suntour USA, Inc. We also compete with several component companies that manufacture rear shocks, including, among others, Fox Factory, Inc., RST, Risse Racing Technology, Inc., Amp, Marzocchi and Girvin, Inc. We believe that we currently have the leading market share in front suspension forks.

      Today, Cannondale Corporation is the only major OEM that has its own brand of suspension products. Cannondale also makes its suspension products available to the retail accessory market.

      In order to build or retain market share, we must continue successfully to compete in areas that influence the purchasing decisions of OEMs, distributors, IBDs and consumers, including design, price, quality, technology, distribution, marketing, style, brand image and customer service. We cannot assure you that any number of bicycle component manufacturers, OEMs or other companies, including those that are larger and have greater resources than we do and who currently do not provide bicycle suspension products or do so on a limited basis, will not become direct or more significant competitors of us. In addition, OEMs frequently design their bicycles to meet certain retail price points, and, as a result, may choose not to use a suspension product or may select a lower priced product of ours or a competing product in order to incorporate other components in a bicycle's specifications that the OEM perceives as being desirable to the consumer. We could face competition from existing or new competitors that introduce and promote suspension products or other bicycle components perceived by the bicycle industry or consumers to offer price or performance advantages to, or otherwise have greater consumer appeal than, our products.


INTELLECTUAL  PROPERTY

      We rely on a combination of patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology in order to secure and protect our intellectual property rights. Several patents have been issued covering aspects of many of our suspension products in the United States and abroad. These patents specifically cover internal oil damping components, structural components, adjustment methods, and numerous items specifically related to bicycle fork and shock performance. None of the patents that we are currently using to enforce our property rights have an expiration date before 2010. We cannot assure you, however, that our present or future patents will adequately protect our technologies, or that patents relating to such technologies will not be successfully challenged or circumvented by competitors.

      We believe that our brand name, "ROCKSHOX," offers us a significant competitive advantage. We hold several trademark registrations in the United States and abroad for the ROCKSHOX mark and other marks in connection with many of our products. We may file additional applications for U.S. and foreign trademark protection in the future. However, we cannot assure you that third parties have not or will not adopt or register marks that are the same or substantially similar to our marks, or that such third parties will not be entitled to use such marks to our exclusion. Selecting new trademarks to resolve such situations could involve significant costs, including the loss of goodwill already gained by the marks we previously used or are using.

      We cannot assure you that our patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology will adequately protect us from potential infringement or misappropriation by third parties. We intend to vigorously enforce our intellectual property rights, and may be required to undertake litigation to do so. Any such litigation could result in substantial cost to and diversion of effort by us. In addition, due to considerations relating to, among other things, cost, delay or adverse publicity, we cannot assure you that we will elect to enforce our intellectual property rights in every instance.

      We have occasionally received, and may receive in the future, claims asserting infringement by us of intellectual property rights held by third parties. We cannot assure you that we are not infringing upon intellectual property rights held by others, or that we will not be required to defend ourselves against claimed infringement of the rights of others, as such claims may arise in the ordinary course of business. Such disputes may result in substantial cost to and diversion of effort by us, and could have a material adverse effect on us.


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


GOVERNMENT  REGULATION

      Bicycle suspension products sold in the United States are within the jurisdiction of the United States Consumer Product Safety Commission (CPSC) and other federal, state and foreign regulatory bodies. Under CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC, if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement or refund.

      In 1996, the CPSC sent a letter to major manufacturers and importers of mountain bikes as well as several suspension component manufacturers, including us, expressing concern about reports of injuries and recall activity relating to failures of mountain bike suspension forks and urging manufacturers to participate in the development of voluntary safety performance standards for such suspension products through the American Society of Testing and Materials, or ASTM. These standards are expected to be implemented in the future. In anticipation of the standards implementation by the ASTM, we are currently testing our products in the manner proposed by the ASTM. These standards, if adopted, could increase the development and manufacturing costs of our products, make our products less desirable (by, for example, increasing the weight of our products) or favor a competitor's product. We cannot predict whether standards relating to our products or otherwise affecting the bicycle suspension industry will be adopted, nor can we assure you that the implementation of such standards will not have a material adverse effect on us.

      Several local, state and federal authorities have considered substantial restrictions or closures of public trails to biking use, citing environmental concerns and disputes between mountain bikers and other trail users, including hikers. Such restrictions or closures, if implemented in a regional or widespread manner, could lead to a decline in the popularity of mountain biking, which could have a material adverse effect on us.


PRODUCT  RECALL

      Bicycles and bicycle components, including suspension products, are frequent subject to product recalls, corrective actions and manufacturers' bulletins. Since we were founded in 1989, we have conducted five voluntary corrective actions. None of these actions has been financially material to us.

      The number of suspension products sold by us has dramatically increased since we were founded in 1989, new product introductions are occurring frequently, and our products may not have been used by riders for a period of time sufficient to determine all of the effects of prolonged use and the environment on such products. As a result, we cannot assure you that there will not be recalls, corrective actions or other activity voluntarily or involuntarily undertaken by us or involving the CPSC or other regulatory bodies on a more frequent basis or at a higher cost than in the past, involving past, current or future products, including those products previously subject to voluntary corrective action, any of which could have a materially adverse effect on us or our prospects.


SEASONALITY

      See "Selected Quarterly Financial Data; Seasonality" under Item 7 for a discussion regarding seasonality.


FINANCIAL  INFORMATION  ABOUT  GEOGRAPHIC  AREAS

      See Note 12 to the Notes to the Consolidated Financial Statements for a discussion regarding our foreign operations.


EMPLOYEES

      As of March 31, 2000, we employed approximately 343 full-time employees. In addition, we utilized approximately 80 occasional personnel in our assembly operations to meet production demand. We are not a party to any labor agreements and none of our employees is represented by a labor union. We consider our relationship with our employees to be good and have never experienced a work stoppage.


CERTAIN  FACTORS  THAT  MAY  AFFECT  THE  COMPANY'S  BUSINESS AND FUTURE RESULTS

      This report contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements may also be contained in our other reports filed under the Securities Exchange Act of 1934, in our press releases and in other documents. In addition, from time to time, we through our management may make oral forward-looking statements. Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", the negative thereof and similar expressions. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of which they are made and may be affected by numerous factors. Because of these factors, which may affect our operating results, past financial performance should not be considered as an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. We undertake no obligation to update publicly or revise any forward-looking statements.

      Important factors that could affect our ability to achieve financial and other goals and cause actual results to differ materially from our forward-looking statements include, but are not limited to, the following:

  -- The loss of or substantial decline in purchases of our products by, or the financial insolvency of, any of our largest customers individually, or a number of our other customers in the aggregate, could have a material adverse effect on us.

  -- Any misjudgment by us or any of our OEM customers of the demand for any of its respective products could have a material adverse effect on us.

  -- Unexpected difficulties encountered during relocation, risk of operating in two cities, or management's inability to respond effectively to, or plan for such relocation could have a material adverse effect on us.

  -- The loss of any member of our senior management team and other key personnel, including certain members of our product development team, or the inability to attract, retain and motivate key personnel, could have a material adverse effect on us.

  -- Competition from existing or new competitors that introduce and promote suspension products or other bicycle components perceived by the bicycle industry or consumers to offer price or performance advantages to or that otherwise have greater consumer appeal than our products could have a material adverse effect on us.

  -- The assertion by any person of rights in, or ownership of, any of our patents, trademarks or other proprietary rights, unless successfully defended by us could have a material adverse effect on us. In April 1998, we were notified that Cannondale believes that some of our suspension forks are covered by one or more claims of a United States patent purportedly owned by Cannondale. In December 1998, the United States Patent and Trademark Office ("PTO") granted our request to reexamine the Cannondale patent based on material prior art not cited by Cannondale to the PTO during the initial prosecution of the patent. The reexamination proceedings are ongoing. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

  -- The failure of a key supplier to meet our product needs on a timely basis, the loss of a key supplier or any significant disruption in our production or distribution activities for any other reason, including an earthquake or other catastrophic event, could have a material adverse effect on us.

  -- Because the bicycle industry is, and many of our OEM customers are, highly dependent on manufacturing in and selling to overseas locations, changes in economic conditions, currency exchange rates, tariff regulations, local content laws or other trade restrictions or political instability could adversely affect the cost or availability of products sold by or to the bicycle industry as a whole and to our OEM customers in particular, any of which could have a material adverse  effect  on  us.

  -- Due to the uncertainty as to the number of product liability claims or the nature and extent of liability for personal injuries and changes in the historical or future levels of insurance coverage or the terms or cost thereof, our product liability insurance may not be adequate or available to cover product liability claims or the applicable insurer may not be at the time of any covered loss, any of which could have a material adverse effect on us.

  -- Adverse publicity relating to mountain bike suspension or mountain biking generally, or publicity associated with actions by the United States CPSC or others expressing concerns about the safety or function of our products other suspension products or mountain bikes, could have a material adverse effect on us.

  -- Product recalls, corrective actions or other activity voluntarily or involuntarily undertaken by us or involving the CPSC or other regulatory bodies could have a material adverse effect on us.

  -- Any decline in general economic conditions, uncertainties regarding economic prospects or changes in other economic factors that affect consumer spending could have a material adverse effect on our direct customers  (OEMs,  distributors,  IBDs)  and,  therefore,  on  us.

-- Any decline in general economic conditions, uncertainties regarding economic prospects or changes in other economic factors that affect consumer spending could have a material adverse effect on our direct customers (OEMs, distributors, IBDs) and, therefore, on us.

-- Any material decline or prolonged lack of growth in the popularity of, or market demand for, mountain bike front suspension forks, in general, or our products, in particular, could have a material adverse effect on us.


ITEM  2.    PROPERTIES

      Our headquarters are located in an approximately 56,000 square foot building in San Jose, California, pursuant to a lease that expires in 2000. Approximately 25,000 square feet of the headquarters building has been sub-let to a third party for the remainder of the Master Lease. We lease two other facilities of approximately 15,000 and 158,000 square feet in the San Jose area pursuant to leases that expire in 2000 and 2004, respectively. The 15,000 square-foot facility is not currently being used by us, and has been subleased in its entirety until the end of the lease term. We also lease one smaller facility. We believe that our existing facilities are adequate to meet our existing requirements, but are attempting to relocate certain facilities in order to consolidate our premises. We are planning on moving the sales office and headquarters during the month of July 2000, while currently in the process of negotiating the lease of up to 52,500 square feet in Colorado Springs, CO. This new location will become the new sales office and headquarters of RockShox, Inc. The Company does not anticipate significant additional lease expense associated With the relocation.


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


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.


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

                                                     High       Low
                                                   ---------  --------

Year ended March 31, 2000
      -------------------------------
      First quarter............................       $1.66     $0.94
      Second quarter...........................       $1.31     $0.88
      Third quarter............................       $2.06     $0.44
      Fourth quarter...........................       $2.00     $0.95

      Year ended March 31, 1999
      -------------------------------
      First quarter............................       $7.53     $3.00
      Second quarter...........................       $4.38     $2.63
      Third quarter............................       $3.88     $1.50
      Fourth quarter...........................       $2.75     $0.62

      On June 26, 2000, the closing sales price per share of our common stock as reported on the NASDAQ Stock Market was $.719. On June 26, 2000, there were approximately 87 holders of our common stock.

      During our past three fiscal years, our Board of Directors has not declared a cash dividend on our common stock. We currently intend to retain future earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

     We have recently received notice from the Nasdaq Stock Market that, since our minimum bid price per share has recently been below $1 for over 30 consecutive days, we are not in compliance with the Nasdaq National Market listing standards regarding minimum bid price. We have until August 28, 2000 to demonstrate compliance with this requirement (by having the bid price on our stock equal or exceeding $1 for a minimum of ten consecutive trading days). If we are unable to meet this requirement or receive a waiver from Nasdaq, our stock will be delisted and maybe traded on the bulletin board.


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

                                                          Years  Ended  March  31,
                                          ----------------------------------------------------------
                                            2000        1999        1998         1997        1996
                                          ---------   ---------  -----------  -----------  ---------
STATEMENT OF OPERATIONS DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA):

Net sales                                 $ 70,263    $ 86,863   $  102,203   $  106,212   $  83,509
Cost of sales                               62,446      71,000       73,183       67,115      54,110
                                          ---------   ---------  -----------  -----------  ---------
   Gross profit                              7,817      15,863       29,020       39,097      29,399
                                          ---------   ---------  -----------  -----------  ---------
Selling, general and administrative
   expenses . . . . . . . . . . . . . .     15,850      14,163       13,363       12,137      11,220
Research, development and
   engineering expense. . . . . . . . .      3,594       4,907        4,873        4,801       3,401
Restructuring and non-recurring
  charges                                      ---        (541)       3,326        6,580         ---
                                          ---------   ---------  -----------  -----------  ---------
      Income (loss) from operations . .    (11,627)     (2,666)       7,458       15,579      14,778
Interest expense (income) and other
   expense, net . . . . . . . . . . . .         45        (277)        (606)       2,205       5,650
                                          ---------   ---------  -----------  -----------  ---------
      Income (loss) before income
 taxes                                     (11,672)     (2,389)       8,064       13,374       9,128
Provisions for (benefit from)
   income taxes . . . . . . . . . . . .        789        (669)       2,944        5,149       3,464
                                          ---------   ---------  -----------  -----------  ---------
      Income (loss) before
 extraordinary loss . . . . . . . . . .    (12,461)     (1,720)       5,120        8,225       5,664
Extraordinary loss, net of tax
   benefit of $885,000                         ---         ---          ---        1,328         ---
                                          ---------   ---------  -----------  -----------  ---------
      Net income (loss) before
 accretion. . . . . . . . . . . . . . .    (12,461)     (1,720)       5,120        6,897       5,664
Accretion for dividends on
   mandatorily redeemable
   preferred stock                             ---         ---          ---          185         357
                                          ---------   ---------  -----------  -----------  ---------
      Net income (loss) available
  to common stockholders. . . . . . . .   ($12,461)    ($1,720)  $    5,120   $    6,712   $   5,307
                                          ---------   ---------  -----------  -----------  ---------

Income (loss) per share before
   extraordinary loss - basic . . . . .     ($0.91)     ($0.13)  $     0.37   $     0.71   $    0.60
Loss per share from extraordinary
   item - basic . . . . . . . . . . . .         --          --           --        (0.12)         --
                                          ---------   ---------  -----------  -----------  ---------
     Net income (loss) per share -
  basic                                     ($0.91)     ($0.13)  $     0.37   $     0.59   $    0.60
                                          ---------   ---------  -----------  -----------  ---------

Cash dividend per share . . . . . . . .         --          --           --           --          --
                                          ---------   ---------  -----------  -----------  ---------

Shares used in per share
   calculation - basic. . . . . . . . .     13,761      13,761       13,717       11,430       8,820
                                          ---------   ---------  -----------  -----------  ---------

Income (loss) per share before
   extraordinary loss - diluted . . . .     ($0.91)     ($0.13)  $     0.36   $     0.69   $    0.60
Loss per share from extraordinary
   item - diluted . . . . . . . . . . .         --          --           --        (0.11)         --
                                          ---------   ---------  -----------  -----------  ---------
     Net income (loss) per share -
  diluted . . . . . . . . . . . . . . .     ($0.91)     ($0.13)  $     0.36   $     0.58   $    0.60
                                          ---------   ---------  -----------  -----------  ---------

Shares used in per share
   calculation - diluted. . . . . . . .     13,761      13,761       14,030       11,641       8,820
                                          ---------   ---------  -----------  -----------  ---------

                                                          Years  Ended  March  31,
                                          ----------------------------------------------------------
                                            2000        1999        1998         1997        1996
                                          --------    --------    ---------    ---------    --------

BALANCE  SHEET  DATA  (IN  THOUSANDS):
Working  capital                            10,647      20,067       22,372       23,722      2,327


Total  assets                               35,804      48,765       52,259       45,875     26,932
Total  debt                                    ---          --           --           --     44,500
Mandatorily  redeemable  preferred
 stock                                         ---          --           --           --      7,357
Stockholders'  equity  (deficit)            23,602      36,063       37,765       31,561     39,615)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    We are a worldwide leader in the design, manufacture and marketing of high performance bicycle suspension products. Substantially all of our historical revenues have been attributable to sales of mountain bike front suspension forks. Our two principal channels of distribution are: (i) sales to OEMs and
(ii) sales to distributors and IBDs, which we refer to as the retail accessory market. A large portion of our sales are to a small group of OEM customers.

    We have substantial export sales, a significant portion of which include products shipped to Asian manufacturing subcontractors for certain U.S.-based OEMs. We believe that a substantial portion of these products are ultimately shipped back to the U.S. and sold domestically by OEMs. We recognize revenue upon shipment of the product, and transfer of title, to date, product returns have not been material.

    Our gross margins are generally higher on retail accessory market sales compared to OEM sales, OEM sales generate higher unit volume, which allows us an opportunity to capitalize on manufacturing efficiencies. Research, development and engineering costs are expensed as incurred.


RESULTS  OF  OPERATIONS:

    The following table sets forth operations data as a percentage of net sales for the periods indicated.

                                                    Years Ended March 31,
                                               --------------------------------
                                                  2000      1999      1998
                                               ---------- ---------- ----------

Net sales.....................................    100.0%     100.0%      100.0%
Cost of sales.................................     88.9%      81.7%       71.6%
   Gross profit...............................     11.1%      18.3%       28.4%
Selling, general and administrative expense...     22.5%      16.3%       13.0%
Research, development and engineering expense.      5.1%       5.6%        4.8%
Restructuring and non-recurring charges.......      0.0%      (0.6%)       3.3%
   Income(loss)from operations...............     (16.5%)     (3.1%)       7.3%


    FISCAL YEAR ENDED MARCH 31, 2000 (FISCAL 2000) COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999 (FISCAL 1999)

    NET SALES. Net sales for the year ended March 31, 2000 decreased by 19.1% to approximately $70.3 million compared to approximately $86.9 million for the year ended March 31, 1999. OEM sales decreased in fiscal 2000 by 25% to approximately $55.5 million compared to approximately $74.0 million in fiscal 1999. Aftermarket sales increased by 12.7% to approximately $14.8 million compared to approximately $12.9 million in fiscal 1999. We believe that the decrease in OEM sales is primarily due to increased competition in the mountain bike suspension market and delay in start up of OEM customers 2000 model year.

    Export sales, a significant portion of which included products shipped to Asian manufacturing subcontractors for certain U.S.-based OEMs, accounted for approximately 70.1% and approximately 64.5% of net sales in fiscal 2000 and 1999, respectively.

    GROSS MARGIN. Gross margin (gross profit as a percentage of net sales) for fiscal 2000, decreased to 11.1% compared to approximately 18.3% in fiscal 1999. We believe that the decrease in gross margin was primarily due to fixed overhead costs not being fully absorbed due to lower than anticipated sales, manufacturing inefficiencies and provisions for excess and obsolete inventory in fiscal 2000. Partially offsetting these costs was an increase in IBD sales as a percentage of total sales compared to fiscal 1999. IBD sales generally have a higher gross margin than OEM sales due to discounts given to OEM customers. Also in fiscal year 2000, RockShox incurred a charge of $2,900,000 relating to a writedown of inventory.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expenses for fiscal 2000 increased by approximately 11.9% to approximately $15.9 million (or approximately 22.5% of net sales) from
14.2 million or 16.3% of net sales for the prior year. The year-to-year increase over the same period last year is primarily a result of approximately $450,000 for disposals of fixed assets, $150,000 for severance charges, and $500,000 for changes in senior management.

    RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSE. Research, development and engineering ("R&D") expense for fiscal 2000 decreased approximately 26.8% to approximately $3.6 million (or approximately 5.1% of net sales) from 4.9 million or 5.6% of net sales for the prior year. Year to year, R&D remained relatively constant as a percentage of net sales.

    INTEREST INCOME/EXPENSE. For the year ended March 31, 2000, the Company had interest expense of approximately $45,000. For the year ended March 31, 1999, the Company had interest income of approximately $277,000. The decrease of interest income and increase of interest expense is due to lower cash balances from lower revenue during fiscal 2000 compared to the prior year.

    INCOME TAX BENEFIT/EXPENSE. Our effective tax rate for fiscal 2000 was a 6.8% expense compared to a 28.0% benefit for fiscal 1999. The increase in the effective tax rate was primarily due to the change in the valuation allowance, partially offset by the reversal of previously recorded tax liability under the statute of limitations.


    FISCAL YEAR ENDED MARCH 31, 1999 (FISCAL 1999) COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998 (FISCAL 1998)

    NET SALES. Net sales for the year ended March 31, 1999 decreased by approximately 15.0% to approximately $86.9 million compared to approximately $102.2 million for the year ended March 31, 1998. OEM sales decreased in fiscal 1999 by approximately 4.6% to approximately $74.0 million compared to approximately $77.6 million in fiscal 1998. Sales to the retail accessory market
(IBDs) decreased by approximately 47.6% to approximately $12.9 million in fiscal 1999 compared to approximately $24.6 million in fiscal 1998. These decreases reflect continued softness in the overall domestic and international mountain biking market.

    Export sales, a significant portion of which included products shipped to Asian manufacturing subcontractors for certain U.S.-based OEMs, accounted for approximately 64.5% and approximately 62.1% of net sales in fiscal 1999 and 1998, respectively.

    GROSS MARGIN. Gross margin for fiscal 1999, decreased to approximately 18.3% compared to approximately 28.4% in fiscal 1998. We believe that the decrease in gross margin was primarily due to fixed overhead costs not being fully absorbed due to lower than anticipated sales, manufacturing inefficiencies encountered during fiscal 1999, and provisions for excess and obsolete inventory in fiscal 1999. In addition, fiscal 1998 had a higher percentage of IBD sales compared to fiscal 1999. IBD sales generally have a higher gross margin than OEM sales due to discounts given to OEM customers.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. SG&A expense for fiscal 1999 increased by approximately 6.0% to approximately $14.2 million (or approximately 16.3% of net sales) compared to approximately $13.4 million (or approximately
13.0% of net sales) for the prior year. We believe that the year-to-year increase over the same period last year is primarily a result of lower than expected sales, new software, and recruiting of some members of senior management. SG&A expense for fiscal 1998 included moving costs of approximately $402,000 associated with the closing of two of our facilities and moving to a single larger facility in December 1997.


    RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSE. R&D expense for fiscal 1999 remained constant at approximately $4.9 million which represented approximately 5.6% of net sales in fiscal 1999 compared to approximately 4.8% of net sales in fiscal 1998. The increase in R&D expense as a percentage of sales was principally due to lower sales during fiscal 1999 as compared to the prior year.

    RESTRUCTURING AND NON-RECURRING CHARGES. During the fourth quarter of fiscal 1998, we incurred a restructuring charge of approximately $2.7 million. Restructuring costs of approximately $600,000 consisted of costs related to a planned headcount reduction of approximately 40 employees; estimated losses associated with vacating certain of our leasehold premises, the write-off of associated leasehold improvements and furniture and fixtures no longer being used, totaling approximately $1.6 million; and an impairment charge of $445,000 relating to property and equipment used for production of certain discontinued products. During the fourth quarter of the fiscal year ended March 31, 1999, we reversed $541,000, primarily due to lower than expected severance costs and equipment write-downs. This reversal represents the unused portion of the approximately $2.7 million set aside during fiscal 1998 for the restructuring program.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

For the year ended March 31, 2000, net cash provided by operating activities was approximately $1.5 million which was comprised of the net loss of approximately $12.5 million decreased by non-cash charges for depreciation and amortization of approximately $5.0 million, offset by $9.0 million in adjustments to net cash provided by operating activities. Accounts receivable at March 31, 2000 decreased to approximately $12.6 million net of allowance for doubtful accounts compared to approximately $15.1 million at March 31, 1999. The decrease in accounts receivable was due to decreased sales volume in the fourth quarter of fiscal 2000 as compared to the same period last year, offset by extending longer payment terms to some of our largest customers. Inventories at March 31, 2000 decreased to approximately $5.6 million net of inventory reserves compared to approximately $9.2 million at March 31, 1999. The decrease in inventory was primarily due to write-offs of excess and obsolete inventory.

    Net cash used in investing activities was approximately $2.4 million which principally consisted of acquisitions of property and equipment. There was no net cash provided by financing activities during the year.

    Capital expenditures totaled approximately $2.4 million for fiscal 2000 and approximately $6.6 million for fiscal 1999. The decrease in capital expenditures principally related to purchases of manufacturing equipment in fiscal 1999 that allowed us to bring in-house certain manufacturing processes previously performed by subcontractors, and which did not recur in fiscal 2000. As of March 31, 2000, we had purchase commitments of approximately $1.5 million primarily for tooling and machinery to be used in manufacturing beginning in fiscal 2001, which commitments are expected to be funded by cash flow from operations or available cash balances.

     On December 10, 1999 our existing credit agreement expired and we entered into a new credit agreement, which provides for borrowings up to $5.0 million at an interest rate at a base rate (as defined therein) plus 0.375%, and which expires in December 2001. Any outstanding amounts under the facility are collateralized by our accounts receivable, inventory, equipment and intangibles. There were no outstanding borrowings against the new credit facility as of March 31, 2000.

     At March 31, 2000, we had cash of approximately $2.8 million and working capital of approximately $10.6 million. We believe that our current cash balances and/or financing sources available will be sufficient to provide operating liquidity for at least the next twelve months.


RECENT  ACCOUNTING  PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, or FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported as a component of comprehensive income. In July 1999, the Financial Accounting Standards Board issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities -

Deferral of the effective date of FAS No. 133," or FAS No. 137. FAS No. 137 defers the effective date of FAS No. 133 until the beginning of fiscal quarters or years after June 15, 2000. We will adopt FAS 137 in the fiscal year ended March 31, 2001. We do not expect that adoption of FAS 137 will have a material impact on our financial position or results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB 101, "Revenue Recognition in Financial Statements" and in March 2000 issued SAB 101A "Amendment: Revenue Recognition in Financial Statements." SAB 101 and 101A are effective for the Company in the fourth quarter of the fiscal year ending March 31, 2001. We do not currently expect that adoption of SAB 101 will have a material impact on our financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not and will not have a material impact on our financial position or results of operations.


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


                                         Quarter Ended
                          ----------------------------------------------------
                           March 31,  December 31,  September 30,   June 30,
                             2000         1999          1999          1999
                          ----------  ------------  -------------  -----------
                                (in thousands, except per share amounts)

Net sales ............... $  19,278   $    25,500   $     15,961  $     9,524
Gross profit (loss)......       397         5,510          2,887         (977)
Operating income (loss)..    (4,686)        1,115         (1,167)      (6,889)

Net income (loss) .......    (4,757)       (1,628)        (1,123)      (4,953)

Net income (loss) per
 share - basic...........    ($0.35)       ($0.12)        ($0.08)      ($0.36)
                          ==========  ============  =============  ===========

Shares used in per share
 calculations - basic....    13,761        13,761         13,761       13,761
                          ==========  ============  =============  ===========
Net income (loss)
 per share - diluted.....    ($0.35)       ($0.12)        ($0.08)      ($0.36)
                          ==========  ============  =============  ===========
Shares used in per
 share calculations -
 diluted ................    13,761        13,761         13,761       13,761
                          ==========  ============  =============  ===========

                           March 31,  December 31,  September 30,   June 30,
                             1999         1998          1998         1998
                          ----------  ------------  -------------  ----------
                                (in thousands, except per share amounts)

Net sales ............... $  23,633   $    24,525   $     24,810   $  13,895
Gross profit ............     5,493         4,757          5,379         234
Operating income (loss)..       719         1,285            323      (4,993)

Net income (loss) ....... $     550   $       946   $        280     ($3,496)

Net income (loss) per
 share - basic........... $    0.04   $      0.07   $       0.02      ($0.25)
                          ==========  ============  =============  ==========
Shares used in per share
 calculations - basic....    13,761        13,761         13,761      13,761
                          ==========  ============  =============  ==========
Net income (loss)
 per share - diluted..... $    0.04   $      0.07   $       0.02      ($0.25)
                          ==========  ============  =============  ==========
Shares used in per
 share calculations -
 diluted ................    13,765        13,778         13,761      13,761
                          ==========  ============  =============  ==========


      Because of our fluctuation in sales, historical quarterly operating results do not necessarily reflect management's expectations of future quarterly operating results. Management believes that future operating results will fluctuate on a quarterly basis due to a variety of factors, including:

  --   Seasonal  cycles  associated  with  the  bicycle  industry,
  --   the  effects  of  weather  conditions  on  consumer  purchases,
  --   the  timing  of  orders  from  OEMs,  distributors,  and  IBDs,
  --   the  number  and  timing  of  new  product  introductions,
  -- changes in the mix of products ordered and re-ordered by OEMs, distributors, and IBDs.

Management anticipates that our sales will normally be lowest in our first and fourth fiscal quarters, which end on June 30 and March 31, respectively.


INFLATION

      We do not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.


IMPACT  OF  THE  YEAR  2000

   We have successfully implemented our Enterprise Resource Planning system and were in Year 2000 compliance with all internal financial systems prior to the Year 2000. We have not encountered any substantial issues related to Year 2000 in regards to customers and suppliers, service providers and contractors.


ITEM  7A.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

      We considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative

Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We had no holdings of derivative financial or commodity instruments at March 31, 2000. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We believe that an increase in interest rates would not significantly affect our net loss. Virtually all of our revenue and capital spending is transacted in U.S. dollars.


ITEM  8.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

      See "Index to Consolidated Financial Statements" on page 30 for a listing of the consolidated financial statements submitted as part of this report.


ITEM  9.    CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL  DISCLOSURE

      In September 1999, the Board of Directors, at the recommendation of the Audit Committee, terminated the engagement of PricewaterhouseCoopers LLP as the Company's certifying accountants.

      The report of PricewaterhouseCoopers LLP on the Company's financial statements for either the last two fiscal years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the last two most recent fiscal years and subsequent interim periods preceding the date of termination of the engagement of PricewaterhouseCoopers LLP, the Company was not in disagreement with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreement in connection with this report.

      The required letter from PricewaterhouseCoopers with respect to the above statements made by the Company is filed as an exhibit hereto.

      Also in September 1999, the Board of Directors , at the recommendation of the Audit Committee, engaged Ernst & Young LLP as the Company's certifying accountants. The Company had not consulted with Ernst & Young LLP during its two most recent fiscal years or during any subsequent interim period prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit option that might be rendered on the Company's financial statements.

                               PART  III


ITEM  10.   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

      The information required by this item will be contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on August 22, 2000 to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000 and is incorporated herein by reference.


ITEM  11.   EXECUTIVE  COMPENSATION

      The information required by this item will be contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on August 22, 2000 to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000 and is incorporated herein by reference.


ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

      The information required by this item will be contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on August 22, 2000 to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000 and is incorporated herein by reference.


ITEM  13.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

      The information required by this item will be contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on August 22, 2000 to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000 and is incorporated herein by reference.

                                    PART  IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

(a)(1) See page 30 for a listing of financial statements submitted as part of this report.

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

 10.24 Credit agreement, dated December 10, 1999, between RockShox, Inc. and the Wells Fargo Business Credit. (8)

 10.25 Employment agreement, dated December 23, 1999, between RockShox, Inc. and Bryan Kelln. (8)

 21      List  of  Subsidiaries  of  RockShox,  Inc.  (1)

 23      Consent  of  Ernst  &  Young LLP.

 23.1    Report  of  PricewaterhouseCoopers LLP on Financial Statement Schedule.

 23.2    Consent  of  PricewaterhouseCoopers  LLP.



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

     (4) Previously filed with Form 10-K of RockShox, Inc. for the year ended March 31, 1998.

     (5) Previously filed with Form 10-Q of RockShox, Inc. for the quarter ended June 30, 1998.

     (6) Previously filed with Form 10-Q of RockShox, Inc. for the quarter ended September 30, 1998.

     (7) Previously filed with Form 10-Q of RockShox, Inc. for the quarter ended December 31, 1998.

     (8) Previously filed with Form 10-K of RockShox, Inc. for the year ended March 31, 1999.

(9) Previously filed with Form 10-Q of RockShox, Inc. for the year ended June 30, 1999.

    (10) Previously filed with Form 10-Q of RockShox, Inc. for the year ended September 30, 1999.

    (11) Previously filed with Form 10-Q of RockShox, Inc. for the quarter ended December 31, 1999.

 (a)     Reports  on  Form  8-K

 (b) No reports on Form 8-K were filed by the Company during the fourth quarter of the Company's fiscal year ended March 31, 1999.

 (c) See (a)(3) above for a listing of exhibits included as a part of this report.

                                 ROCKSHOX, INC.

                                   FORM 10-K

                           ITEMS 8, 14 (a) AND 14 (d)


INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  AND FINANCIAL STATEMENT SCHEDULE

1.    Consolidated  Financial  Statements


      Report  of  Ernst  &  Young  LLP,  Independent  Auditors..... 31


      Report of PricewaterhouseCoopers LLP, Independent Auditors... 32

      Consolidated Balance Sheets at March 31, 2000 and 1999....... 33

      Consolidated Statements of Operations for the Years Ended
          March 31, 2000, 1999 and 1998............................ 34

      Consolidated Statements of Stockholders' Equity for
          the Three Years Ended March 31, 2000..................... 35

      Consolidated Statements of Cash Flows for the Years Ended
          March 31, 2000, 1999 and 1998............................ 36

      Notes to Consolidated Financial Statements................... 38


2.    Consolidated Financial Statement Schedule

      Schedule II Valuation and Qualifying Accounts................ 59

                Report of Ernst & Young LLP, Independent Auditors



Stockholders  and  Board  of  Directors
RockShox,  Inc.

We have audited the accompanying consolidated balance sheet of RockShox, Inc. as of March 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of RockShox, Inc. for the year ended March 31, 1999 and 1998 were audited by other auditors whose report dated April 27, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of RockShox, Inc. at March 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                              /s/  Ernst  &  Young  LLP

San  Francisco,  California
April  24,  2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of RockShox, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of RockShox, Inc. and its subsidiaries at March 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers  LLP


San  Jose,  California
April  27,  1999

                                 ROCKSHOX,  INC.

                          CONSOLIDATED  BALANCE  SHEETS
              (IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS)

                                                               March 31,
                                                         ---------------------
                                                            2000       1999
                                                         ----------  ---------
                          ASSETS
Current assets:
   Cash and cash equivalents...........................  $   2,832   $  3,755
   Accounts receivable, net of allowance for
      doubtful accounts $1,132 in 2000 and $700
       in 1999.........................................     12,623     15,112
   Inventories.........................................      5,614      9,174
   Prepaid expenses and other current assets...........        380        666
   Deferred income taxes...............................      1,400      4,062
                                                         ----------  ---------
      Total current assets.............................     22,849     32,769
Property and equipment, net............................     12,567     15,807
Loan to related party..................................        200         --
Other assets...........................................        188        189
                                                         ----------  ---------
      Total assets.....................................  $  35,804   $ 48,765
                                                         ==========  =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................      6,207   $  5,266
   Accrued liabilities.................................      5,995      7,436
                                                         ----------  ---------
      Total current liabilities........................     12,202     12,702

Commitments and contingencies (Note 8)

Preferred stock, $0.01 par value:
   Authorized:  10,000,000 shares
   Issued and outstanding:  none in 2000 and 1999......         --         --
Common stock, $0.01 par value:
   Authorized:  50,000,000 shares
   Issued and outstanding: 13,761,147 shares in
   2000 and 1999.......................................        138        138
Additional paid-in capital.............................     65,928     65,928
Distributions in excess of net book value..............    (45,422)   (45,422)
Retained earnings......................................      2,958     15,419
                                                         ----------  ---------
      Total stockholders' equity.......................     23,602     36,063
                                                         ----------  ---------
      Total liabilities and stockholders' equity.......  $  35,804   $ 48,765
                                                         ==========  =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ROCKSHOX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Years Ended March 31,
                                               --------------------------------
                                                  2000       1999       1998
                                               ---------- ---------- ----------
Net sales.....................................   $70,263   $ 86,863   $102,203
Cost of sales.................................    62,446     71,000     73,183
                                               ---------- ---------- ----------
   Gross profit...............................     7,817     15,863     29,020
                                               ---------- ---------- ----------

Selling, general and administrative expense...    15,850     14,163     13,363
Research, development and engineering expense.     3,594      4,907      4,873
Restructuring and non-recurring...............       --        (541)     3,326
                                               ---------- ---------- ----------
   Operating expenses.........................    19,444     18,529     21,562
                                               ---------- ---------- ----------
   Income(loss)from operations................   (11,627)    (2,666)     7,458
Interest income...............................       --         277        606
Interest expense..............................       (45)       --         --
                                               ---------- ---------- ----------
   Income(loss)before income taxes...........    (11,672)    (2,389)     8,064
Provision for (benefit from)income taxes.....        789       (669)     2,944
                                               ---------- ---------- ----------
Net income(loss)available to common
     stockholders.............................  ($12,461)   ($1,720)    $5,120
                                               ========== ========== ==========


Net income (loss)per share - basic............    ($0.91)    ($0.13)     $0.37

Shares used in per share calculations - basic.    13,761     13,761     13,717
                                               ========== ========== ==========

Net income(loss) per share - diluted..........    ($0.91)   ($0.13)      $0.36
                                               ========== ========== ==========
Shares used in per share calculations -
  diluted.....................................    13,761    13,761      14,030
                                               ========== ========== ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 ROCKSHOX,  INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN  THOUSANDS)

                                                           Distribu-
                                                             tions
                                                   Addi-   in Excess
                                 Common Stock     tional     of Net
                               -----------------  Paid-In     Book    Retained
                                Shares   Amount   Capital    Value    Earnings    Total
                               -------- -------- --------- ---------- --------- ---------
Balances, March 31, 1997......  13,620    $ 136   $64,828   ($45,422)  $12,019   $31,561
 Proceeds from exercise of
   stock options .............     137        2       606        --        --        608
 Tax benefits from
   disqualifying dispositions
   of common stock............      --       --       476        --        --        476
 Net income and comprehensive
   income.....................      --       --       --         --      5,120     5,120
                               -------- -------- --------- ---------- --------- ---------
Balances, March 31, 1998......  13,757      138    65,910    (45,422)   17,139    37,765
 Proceeds from exercise of
   stock options .............       4       --        17        --         --        17
Tax benefits from
   disqualifying dispositions
   of common stock............      --       --         1        --        --          1
Net loss and comprehensive
    loss......................      --       --        --        --     (1,720)   (1,720)
                               -------- -------- --------- ---------- --------- ---------
Balances, March 31, 1999.......  13,761      138    65,928   (45,422)   15,419    36,063

Net loss and comprehensive
     loss......................     --       --        --        --    (12,461)  (12,461)
                               -------- -------- --------- ---------- --------- ---------
Balances, March 31, 2000......  13,761     $138   $65,928   ($45,422)  $ 2,958   $23,602
                               ======== ======== ========= ========== ========= =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ROCKSHOX, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                  Years Ended March 31,
                                               -----------------------------
                                                 2000      1999      1998
                                               --------- --------- ---------
Cash flows from operating activities:
  Net income (loss)........................... ($12,461)  ($1,720)   $5,120
Adjustments to reconcile net income/(loss) to
   Net cash provided by (used in) operating
   activities:
   Restructuring and non-recurring charges....       --      (541)    3,326
   Depreciation ..............................    4,951     5,783     4,706
   Loss on disposal of fixed assets...........      531        --       782
   Provision for doubtful accounts............      500       226      (489)
   Provision for excess and obsolete
     inventories..............................    2,200     3,041     2,408
   Deferred income taxes......................    2,662       477       200
Changes in operating assets and liabilities:
   Accounts receivable........................    1,989    (6,108)   (2,123)
   Inventories................................    1,360      (634)   (3,189)
   Prepaid expenses and other current assets..      287       296       170
   Accounts payable and accrued liabilities...     (500)     (958)   (3,146)
                                               --------- --------- ---------
    Net cash provided by (used in)
     operating activities.....................    1,519      (138)     7,765
                                               --------- --------- ---------
Cash flows from investing activities:
   Purchase of property and equipment.........   (2,442)   (6,643)  (13,012)
   Proceeds from disposal of fixed assets.....      200       (36)      (30)
   Loan to related party......................     (200)       --        --
                                               --------- --------- ---------
    Net cash used in investing activities.....   (2,442)   (6,679)   (13,042)
                                               --------- --------- ---------
Cash flows from financing activities:
   Proceeds from exercise of stock options ...       --        17       608
   Tax benefits from disqualifying
   dispositions of common stock..............        --         1       476
   Proceeds from short-term borrowings........    4,000     2,000       --
   Repayment  of short-term borrowings and
   bank debt..................................   (4,000)   (2,000)       --
                                               --------- --------- ---------
Net cash provided by financing activities.           --        18     1,084
                                               --------- --------- ---------
Net decrease in cash and cash
 equivalents............................           (923)   (6,799)   (4,193)
Cash and cash equivalents, beginning of
  period......................................    3,755    10,554    14,747
                                               --------- --------- ---------
Cash and cash equivalents, end of period......   $2,832   $ 3,755   $10,554
                                               ========= ========= =========


Supplemental disclosure of cash flow
  information:
   Income taxes paid..........................      --        --     $2,478
   Interest paid..............................      $45      $21        --



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ROCKSHOX,  INC.

              NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.    NATURE  OF  OPERATIONS:

      ROCKSHOX, INC. ("the Company") designs, manufactures and markets high performance bicycle suspension products. The Company's products are primarily sold to bicycle manufacturers ("OEMs"), who incorporate ROCKSHOX branded components as part of new, fully assembled mountain bikes sold worldwide, and directly to independent bicycle dealers ("IBDs") and through distributors (together with IBDs, "the retail accessory market"). For the years ended March 31, 2000, 1999 and 1998 approximately 79%, 85% and 76% respectively, of the Company's total net sales were to OEMs. For the years ended March 31, 2000, 1999 and 1998 approximately 21%, 15% and 24% respectively, of the Company's total net sales were to the retail accessory market.

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

      The company manufactures product in the United States, in addition the company sub-contracts certain low end product manufactured in Taiwan. The bicycle industry is, and many of the Company's OEM customers are, highly dependent on manufacturing in overseas locations. Changes in economic conditions, currency exchange rates, tariff regulations, local content laws or other trade restrictions or political instability ("International Conditions") could adversely affect the cost or availability of products sold by or to the bicycle industry as a whole and the Company's OEM customers in particular, any of which could have a material adverse effect on the Company or its prospects. In addition, insufficient international consumer demand for mountain bikes and related products, including the Company's products, whether due to changes in International Conditions, consumer preferences or other factors, could have a material adverse effect on the Company or its prospects.

      CONCENTRATIONS OF CREDIT RISK AND CARRYING VALUE OF FINANCIAL INSTRUMENTS:

      Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable and cash and cash equivalents. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values.

       The Company performs ongoing credit evaluations, generally does not require collateral of its customers and maintains allowances for potential credit losses. At March 31, 2000, one OEM customer accounted for 23% of accounts receivable. At March 31, 1999, one OEM customer accounted for 30% of accounts receivable. For the year ended March 31, 2000, one customer accounted for 15% of the Company's revenues. For the year ended March 31, 1999 two customers accounted for 17% and 16% of the Company's revenue. For the year ended March 31, 1998, one customer accounted for 16% of the Company's revenues.

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

     REVENUE  RECOGNITION:

      The Company recognizes revenue, net of allowances for estimated returns, when title transfers, upon shipment of product, and when collectibility is reasonably assured.

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

      ADVERTISING  COSTS:

      Advertising costs are charged to operations as incurred. Advertising costs were $1,871,000, $1,701,000 and $1,922,000 for the years ended March 31, 2000,
1999  and  1998,  respectively.

      INCOME  TAXES:

      The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based upon differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     COMPREHENSIVE  INCOME:

      Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components (revenue, expenses and gains and losses) in a full set of financial statements. There was no impact on the Company's financial position, results of operations or cash flows for the years ended March 31, 2000 and 1999. Comprehensive income and net income are the same.

     RECENT  ACCOUNTING  PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, or FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported as a component of comprehensive income. In July 1999, the Financial Accounting Standards Board issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FAS No. 133," or FAS No. 137. FAS No. 137 defers the effective date of FAS No. 133 until the beginning of fiscal quarters or years after June 15, 2000. The Company will adopt FAS 137 in the fiscal year ended March 31, 2001. The Company does not expect that adoption of FAS 137 will have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB 101, "Revenue Recognition in Financial Statements" and in June 2000 issued SAB 101B "Amendment: Revenue Recognition in Financial Statements." The Company will adopt SAB 101 and 101A in the fourth quarter of the fiscal year ended March 31, 2001. The Company does not currently expect that adoption of SAB 101 and 101A will have a material impact on the Company's financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not and will not have a material impact on the Company's financial position or results of operations.

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

     STOCK-BASED  COMPENSATION


      The  Company  accounts  for  employee  stock options under APB Opinion No.

25, "Accounting for Stock Issued to Employees," and provides pro forma disclosure in Note 9 to the financial statements as if the measurement provisions of SFAS No. 123 ("SFAS 123") "Accounting for Stock-Based
Compensation,"  had  been  adopted.

3.     RESTRUCTURING  AND  NON-RECURRING:

      Restructuring and non-recurring comprise the following (IN THOUSANDS):


                                            Years Ended March 31,
                                      --------------------------------
                                         2000       1999       1998
                                      ---------- ---------- ----------

Restructuring plan ..................       --       ($221)     $2,244
Settlement of legal dispute .........       --          --         637
Write down of equipment .............       --        (320)        445
                                      ---------- ---------- ----------
                                            --       ($541)     $3,326
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

      Also during the fourth quarter of fiscal 1998, the Company wrote-off charged to cost of goods sold $1,429,000 of inventory relating to discontinued products.

      Any misjudgment by the Company or any of its OEM customers of the demand for any of its respective products may cause the Company's excess and obsolete inventory to exceed estimated allowances for such inventory.

4.  INVENTORIES (IN THOUSANDS):

                                            March 31,
                                      ---------------------
                                         2000       1999
                                      ---------- ----------

     Raw materials ..................    $3,779     $6,048
     Finished goods .................     1,835      3,126
                                      ---------- ----------

                                         $5,614    $ 9,174
                                      ========== ==========

      Any misjudgment by the Company or any of its OEM customers of the demand for any of its respective products may cause the Company's excess and obsolete inventory to exceed estimated allowances for such inventory.

5.    PROPERTY AND EQUIPMENT, NET (IN THOUSANDS):

                                            March 31,
                                      ---------------------
                                         2000       1999
                                      ---------- ----------

 Computer equipment,
   furniture and fixtures............    $6,045    $ 5,512
 Machinery and equipment.............    12,685     10,710
 Tooling.............................     9,610      8,633
 Leasehold improvements..............     1,460      1,184
                                      ---------- ----------
                                         29,800     26,039
 Less: accumulated depreciation
   and amortization..................   (18,035)   (13,278)
 Construction in progress............       802      3,046
                                      ---------- ----------
                                        $12,567    $15,807
                                      ========== ==========

      Depreciation and amortization expense on property and equipment for the years ended March 31, 2000, 1999 and 1998 was $4,951,000, $5,783,000 and
$4,706,000,  respectively.


6.    ACCRUED LIABILITIES (IN THOUSANDS):

                                            March 31,
                                      ---------------------
                                         2000       1999
                                      ---------- ----------

   Accrued payroll and benefits......    $1,525     $  634
   Accrued warranty..................     1,861      2,495
   Accrued rebates...................       768      1,500
   Other.............................     1,841      2,807
                                      ---------- ----------
                                         $6,991     $7,436
                                      ========== ==========

      The Company had $1,861,000 and $2,495,000 in accrued warranty costs at March 31, 2000 and March 31, 1999, respectively. There can be no assurance that such accrued liabilities may not change in the future or that future warranty costs for sales made through such dates will not be greater than the amounts accrued by the Company on its consolidated financial statements, either of which could have a material adverse effect on the Company or its prospects. No provision for these possible excess warranty costs has been recorded in the accompanying financial statements.

7.    RELATED  PARTY  TRANSACTIONS:

      LOAN  TO  RELATED  PARTY:

Pursuant to his employment contract, on January 24, 2000 the Company granted President and Chief Executive Officer Bryan Kelln a $200,000 interest-free loan for a three year period. Forgiveness of the loan from fiscal year to fiscal year is at the discretion of the Board of Directors, based on performance of the Company.

     CONSULTING  AND  EMPLOYMENT  AGREEMENTS:

      Prior to the Initial Public Offering, the Company had entered into annual employment agreements (the "Employment Agreements") with the Company's former President and its former Vice President of Advanced Research, and a management consulting agreement (the "Consulting Agreement") with The Jordan Company ("Jordan"), whose principals are stockholders of the Company.

      The Company's former President and its former Vice President of Advanced Research, both of whom are stockholders, entered into employment agreements with the Company, (each, an "Employment Agreement"). Each Employment Agreement had an initial one-year term and automatically renewed for additional one-year terms, with the final term ending March 31, 2000, at the election of the former President and the former Vice President of Advanced Research, as the case may be. Each Employment Agreement could be terminated by the Company for cause (as defined therein) or by the former President and the former Vice President of Advanced Research, as the case may be, for good reason (as defined therein). Pursuant to his respective Employment Agreement, each of the former President and the former Vice President of Advanced Research received an annual salary of $250,000.

      Each Employment Agreement also provides that, for each fiscal year, during the term of the Employment Agreement, in which the former President and the former Vice President of Advanced Research, as the case may be, has been an employee of the Company for the entire fiscal year, the Company will pay to the former President and the former Vice President of Advanced Research a cash bonus of an amount not to exceed 100% and 50%, respectively, of his annual salary of $250,000, based upon an evaluation of his duties and, in the case of the company's former President, upon the performance of the Company during the fiscal year. During fiscal 2000, 1999, and 1998, no incentive compensation was earned under the Amended Employment Agreements. Effective July 31, 1998, the Former Vice President of Advanced Research ceased to be an executive of the Company and his employment agreement was terminated. The former President has served as the Chairman of the Board of Directors since 1996, and served as President until November, 1997. He is currently serving as the Chief Technical Officer.

      The Consulting Agreement is dated as of March 24, 1995 and generally continues until April 1, 2000. Under the terms of the Consulting Agreement, an affiliate of Jordan is entitled to a quarterly consulting fee of $62,500, potential fees relating to certain future transactions and reimbursement for any reasonable expenses.

      INVENTORY  PURCHASES:

      For the years ended March 31, 2000, 1999 and 1998, the Company paid $1,622,000, $1,796,000 and $1,813,000, respectively, to a supplier of raw materials. Prior to March 18, 1994, the former President of the Company owned 50% of the common stock of this supplier. The former President sold such stock on March 18, 1994. The former President provides consulting services to this supplier, in consideration of which the former President is entitled to receive certain payments through 2002.

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

      Total rent expense for these leases for the years ended March 31, 2000, 1999 and 1998 was $1,490,000, $1,555,000 and $1,593,000, respectively.

      The Company has entered into two sublease agreements which expire in March 2001. For fiscal 2001, sublease income will be approximately $449,000.

Following is a summary, by fiscal year, of future minimum lease payments under operating leases at March 31, 2000 (in THOUSANDS):

                                       Operating
                                         Lease
 Fiscal Year                            Payments
                                      ----------
  2001...............................    $1,518
  2002...............................     1,039
  2003...............................     1,071
  2004...............................     1,103
  2005...............................        93
  Thereafter.........................        --
                                      ----------
  Total minimum lease payments.......    $4,824
                                      ==========

As of March 31, 2000, the Company had purchase commitments of approximately $1.5 million primarily for tooling and machinery to be used in manufacturing beginning in fiscal 2001.

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

9.    STOCKHOLDERS'  EQUITY:

      STOCK  OPTION  PLAN:

      In May 1996, the Company adopted the Amended and Restated RSx Holdings, Inc. 1996 Stock Plan (such plan, as amended, the "1996 Stock Plan"). The 1996 Stock Plan provides for the issuance of up to a maximum of 1,279,020 shares of common stock pursuant to awards under the 1996 Stock Plan. Under the 1996 Stock Plan, incentive stock options may be granted only to employees of the Company or any parent or subsidiary thereof, and non-statutory stock options and stock purchase rights may be granted to employees and directors of, and consultants to, the Company or any parent or subsidiary thereof.

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

      Under the Company's stock option plans, options become exercisable at dates and in amounts as specified by the Board of Directors and generally expire ten years from the date of grant. Options are generally granted to employees at prices not less than fair market value on the date of grant and become exercisable over a period of between three to five years.

The  following  is  a  summary  of  activity  of  the  Plans:


                            Shares     Number                          Weighted
                           Available     of                             Average
Outstanding Options        for Grant   Shares    Exercise Price          Price
-------------------------- --------- ---------- ------------------     ---------

Balances, March 31, 1997..  140,479    838,541    $4.39 -  $15.00        $7.44
Options reserved..........  600,000       --         --                     --
Options granted........... (531,450)   531,450    $7.13 -  $14.93        $8.56
Options exercised.........      --    (137,236)   $4.39 -  $ 4.69        $4.41
Options cancelled.........   81,142    (81,142)   $4.39 -  $15.00       $13.72
                           --------- ----------                        ---------
Balances, March 31, 1998..  290,171  1,151,613    $4.39 -  $15.00        $7.87
Options granted........... (623,524)   623,524    $1.88 -  $7.13         $3.87
Options exercised.........      --  (3,916)        $4.39                 $4.39
Options cancelled.........  571,152   (571,152)   $1.88 -  $15.14        $8.98
                           --------- ----------                        ---------
Balances, March 31, 1999..  237,799  1,200,069    $1.88 -  $15.14        $5.28
Options granted........... (625,001)   625,001    $1.02 -  $ 1.78        $1.71
Options exercised.........      --         --           --                 --
Options cancelled.........  906,384   (906,384)   $1.02 -  $15.00        $5.39
                           --------- ----------   ---------------      ---------
Balances, March 31, 2000    519,182    918,686    $1.02 -  $15.14        $2.74
                           ========= ==========   ===============      =========

At March 31, 2000, the Company has reserved 918,686 shares of common stock for future issuance related to stock options outstanding, and 519,182 shares of common stock for future issuance related to stock options available for grant under the 1996 and 1998 Stock Plans.

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

At  March  31,  2000,  1999,  and 1998, 99,596, 350,014, and 254,134 outstanding options were exercisable under the Plans, at weighted average exercise prices of $4.89, $5.57, and $6.80, respectively.

      As discussed in Note 2, the Company continues to account for the Plans in accordance with APB 25. Consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                       Years Ended March 31,
                                                  -----------------------------
                                                    2000      1999      1998
                                                  --------- --------- ---------

Net income(loss)available to common stockholders -
  as reported...................................  ($12,461)   ($1,720)   $5,120
Net income(loss)available to common stockholders -
  pro forma...................................... ($13,317)   ($3,428)   $4,517
Net income(loss) per share - basic as reported...   ($0.91)    ($0.13)    $0.37
Net income(loss) per share - diluted as reported.   ($0.91)    ($0.13)    $0.36
Net income(loss) per share - basic pro forma.....   ($0.97)    ($0.25)    $0.33
Net income(loss) per share - diluted pro forma...   ($0.97)    ($0.25)    $0.33

      The above pro-forma disclosures are not necessarily representative of the effects on reported net income for future years. The aggregate fair value and weighted average fair value per share of options granted in the years ended March 31, 2000, 1999 and 1998 were $424,000, $1.7 million and $2.2 million and
$1.44, $3.69, and $4.16, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:


                                                   Years Ended March 31,
                                             -----------------------------------
                                                2000        1999        1998
                                             ----------- ----------- -----------

Risk-free interest rate...................       6%     4.34%-5.58%  5.47%-6.52%
Expected life.............................       3.5          3.5          3.5
Dividend rate.............................        --            --            --
Expected volatility.......................       109%       125%          57%

The options outstanding and currently exercisable by exercise price at March 31, 2000 were as follows:


                                                            Options Currently
                           Options Outstanding                 Exercisable
                    -----------------------------------  ----------------------
                                  Weighted
                                   Average    Weighted                Weighted
                                  Remaining    Average                 Average
    Range of          Number     Contractual  Exercise     Number     Exercise
  Exercise Prices   Outstanding  Life (Years)   Price    Exercisable    Price
------------------- -----------  -----------  ---------  -----------  ---------

  $1.02  -   $1.41      51,000         9.49      $1.21           --      $  --
  $1.78  -   $2.28     621,501         9.65       1.83       22,625       2.14
  $3.84  -   $4.75     202,010         8.22       4.50       57,786       4.51
  $7.13  -   $7.44      32,000         7.97       7.15       14,000       7.15
  $13.06 -  $15.14      12,175         7.02      15.02        5,185      15.02
                    -----------                          -----------
                       918,686         9.23      $2.74       99,596      $4.89
                    ===========                          ===========

10.   INCOME  TAXES:

      The components of the provision for(benefit from)income taxes, all of which arise from domestic income, are summarized as follows (IN THOUSANDS):

                                             Years Ended March 31,
                                         --------------------------------
                                            2000       1999       1998
                                         ---------- ---------- ----------

Current:
      State.........................        $ --        $ --       $140
      Federal.......................       (1,873)    (1,146)     2,604
                                         ---------- ---------- ----------
                                           (1,873)    (1,146)     2,744
                                         ---------- ---------- ----------
Deferred:
      State.........................       (  346)       153         10
      Federal.......................       (3,967)       324        190
                                          --------- ---------- ----------
                                           (4,313)       477        200
      Change in valuation allowance         6,975         --         --
                                         ---------- ---------- ----------
                                            2,662        477        200

                                         ---------- ---------- ----------
                                            $ 789     ( $669)    $2,944
                                         ========== ========== ==========

      The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the provision for (benefit from)income taxes reflected in the statements of operations are as follows:


                                             Years Ended March 31,
                                         --------------------------------
                                            2000       1999       1998
                                         ---------- ---------- ----------

United States statutory rate............   (34.0%)    (34.0%)     34.0%
Foreign Sales Corporation tax
    benefit ............................      --         --       (3.1%)
States taxes, net of federal
    benefit ............................    (2.0%)      4.9%       3.1%
Reversal of tax liability under statute
    of limitations......................   (14.4%)       --         --
Change in valuation allowance...........    59.8%        --         --
Other ..................................    (2.6%)      1.1%       2.5%
                                         ---------- ---------- ----------
                                             6.8%     (28.0%)     36.5%
                                         ========== ========== ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (IN THOUSANDS):


                                                          March 31,
                                                    --------------------
                                                       2000       1999
Deferred tax assets:                                ---------  ---------

Allowance for doubtful accounts...................   $  396      $  340
Allowance for excess and obsolete inventory.......    1,461       1,122
Accrued warranty..................................      671         848
Accrued liabilities...............................    1,000       1,025
Net operating loss carryovers.....................    4,928          --
Other.............................................       --         727
                                                    ---------  ---------
Total deferred tax asset..........................    8,456       4,062
Valuation allowance...............................   (6,975)         --
Deferred tax liabilities..........................      (81)         --
                                                    ---------  ---------
Net deferred tax asset............................   $1,400      $4,062
                                                    =========  =========

Deferred tax assets have been offset by a valuation allowance due to risks and uncertainties surrounding the Company's ability to generate future taxable income, except no valuation allowance has been established to the extent net operating losses can be carried back and utilized against prior year taxable income. The valuation allowance increased by $6,975,000 in the year ended March 31, 2000.

At March 31, 2000, the Company has net operating loss carryovers for federal income tax purposes of approximately $13,590,000, approximately $5,263,000 of which can be carried back and utilized in a prior year. The remaining
$8,327,000 of federal net operating loss carryforwards will expire in tax year 2020. The Company has net operating loss carryforwards for state income tax purposes of approximately $6,240,000, which expire in tax years 2004 and 2005.

Because of the "change in ownership" provisions of the Internal Revenue Code of 1986, a portion of the Company's net operating loss carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

11.   EMPLOYEE  BENEFIT  PLAN:

      The Company has established a defined contribution retirement plan that is intended to qualify under Section 401 of the Internal Revenue Code ("the Plan"). The Plan covers substantially all officers and employees of the Company. Company contributions to the Plan are determined at the discretion of the Board of Directors. For the years ended March 31, 2000, 1999, and 1998, Company contributions amounted to approximately $94,000, $87,000, and $84,000, respectively.

12.   BUSINESS  SEGMENT  AND  GEOGRAPHICAL  INFORMATION:

      The Company currently operates in one industry segment, the bicycle industry, for financial reporting purposes, and uses one measure of profitability for its business. The Company markets its products to customers in the United States, Europe and Asia. Substantially, all long-lived assets are maintained in the United States. Revenue information by geographic area, all of which are denominated in U.S. dollars, are as follows (IN THOUSANDS):


                                              Years Ended March 31,
                                         --------------------------------
                                            2000       1999       1998
                                         ---------- ---------- ----------

Asia .................................     $26,881    $32,176    $34,055
Europe ...............................      23,475     25,165     25,100
United States.........................      17,364     27,604     38,676
Other ................................       2,543      1,918      4,372
                                         ---------- ---------- ----------
                                           $70,263    $86,863   $102,203
                                         ========== ========== ==========

13.   EARNINGS  PER  SHARE:

        A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS).


                                                    Years Ended March 31,
                                               --------------------------------
                                                  2000       1999       1998
                                               ---------- ---------- ----------

Weighted average shares of common stock
  outstanding.................................   13,761     13,761     13,717
                                               ---------- ---------- ----------
Shares used in basic net income(loss)per share
  calculation.................................   13,761     13,761     13,717
                                               ========== ========== ==========

Weighted average shares of common stock
  outstanding.................................   13,761     13,761     13,717
Diluted effect of stock options...............       --         --        313
                                               ---------- ---------- ----------
Shares used in diluted net income(loss) per share
  calculation.................................   13,761     13,761     14,030
                                               ========== ========== ==========

Reconciliation of net income(loss)available to
  stockholders used in basic and diluted per
  share calculations:
Income(loss)..................................  ($12,461)   ($1,720)    $5,120
                                               ---------- ---------- ----------
Net income(loss) available to common
       stockholders...........................  ($12,461)   ($1,720)    $5,120
                                               ========== ========== ==========

Net income(loss)per share - basic........         ($0.91)    ($0.13)     $0.37
                                               ========== ========== ==========

Net income(loss)per share - diluted.......        ($0.91)    ($0.13)     $0.36
                                               ========== ========== ==========

      As of March 31, 2000, 1999, and 1998 options to purchase 918,686, 1,200,069, and 286,192 shares, respectively, were not included in the earnings per share calculation as the effect was anti-dilutive.

14.   LINE  OF  CREDIT:

      On December 10, 1999, the Company entered into a new credit agreement providing for borrowing up to $5.0 million. Any outstanding amounts are collateralized primarily by the Company's accounts receivables, inventory, equipment and intangibles, and bearing interest at prime rate plus 0.375% annually. There were no outstanding borrowings against the credit facility as of March 31, 2000.

On September 28, 1998, the Company entered into a bridge loan note agreement providing for borrowing up to $4.0 million. On October 1, 1998, $2.0 million was borrowed against the note of which $1.0 million was repaid on October 30, 1998, and the remaining $1.0 million was repaid by December 11, 1998. Any outstanding amounts under the facility were collateralized by the Company's accounts receivables, inventory, equipment and intangibles. There were no outstanding borrowings against the credit facility as of March 31, 1999 and loan note agreement was terminated in December 1999.

                                SCHEDULE II

                               ROCKSHOX, INC.

                      VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED MARCH 31, 1998, 1999 AND 2000
                               (IN THOUSANDS)



                                                      Deduc-
                              Balance at  Charged     tions
                              Beginning   to Costs     and     Balance at
                                  of        and       Write      End of
Description                     Period    Expenses     Offs      Period
----------------------------- ---------- ---------- ---------- ----------

As of March 31, 1998:
Allowance for excess and
   obsolete inventory .....       2,676      2,408     (2,095)    $2,989
Allowance for doubtful
   accounts ...............       1,589       (489)       (63)     1,037

As of March 31, 1999:
Allowance for excess and
   obsolete inventory .....       2,989      3,041     (2,721)    $3,309
Allowance for doubtful
   accounts ...............       1,037        226       (563)       700

As of March 31, 2000:
Allowance for excess and
   obsolete inventory .....       3,309      2,835     (2,207)    $3,937
Allowance for doubtful
   accounts ...............         700        500        (68)     1,132

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ROCKSHOX,  INC.


      Date:  June  28,  2000            By:  /s/  Chris  Birkett
                                           ---------------------------------
                                               Chris  Birkett
                              Vice  President,
                                         Chief  Financial  Officer  and
                                         Secretary

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

          Signature                          Title                     Date
-----------------------------  ----------------------------------  -------------

By: /s/ Bryan Kelln            Chief Executive Officer, President  June 28, 2000
   --------------------------    and  Director
        Bryan  Kelln            (Principal  Executive  Officer)


By: /s/ STEPHEN W. SIMONS      Chairman of the Board and Director  June 28, 2000
   --------------------------
        Stephen  W.  Simons


By: /s/ Chris Birkett          Vice President, Chief Financial     June 28, 2000
   --------------------------    Officer  and  Secretary
        Chris  Birkett           Principal  Financial  and
                                  Accounting  Officer)


By: /s/ JOHN W. JORDAN II      Director                            June 28, 2000
   --------------------------
        John  W.  Jordan  II


By: /s/ ADAM E. MAX            Director                            June 28, 2000
   --------------------------
        Adam  E.  Max


By:   /s/ MICHAEL R. GAULKE    Director                            June 28, 2000
   --------------------------
          Michael  R.  Gaulke


By:  /S/ EDWARD POST           Director                            June 28, 2000
   --------------------------
        Edward  Post

                Report of Ernst & Young LLP, Independent Auditors


We have audited the consolidated financial statements of RockShox, Inc. as of March 31, 2000 and for the year then ended, and have issued our report thereon dated April 24, 2000 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. The consolidated financial statements and the financial statement schedule of RockShox, Inc. for the years ended March 31, 1999 and 1998 were audited by other auditors whose report dated April 27, 1999 and April 24, 1998, expressed an unqualified opinion on those statements and schedule.

In our opinion, the 2000 financial statement schedule referred to above, when considered in relation to the basic 2000 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                              /s/  Ernst  &  Young  LLP

San  Francisco,  California
April  24,  2000