Form 10-Q
period 2000-06-30
ROCKSHOX INC
filed 2000-08-14
CIK 1017047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  June  30,  2000

                                       OR

[ ]      TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE  ACT  OF  1934

     For  the  transition  period  from  ___________  to  ___________

                        Commission File Number:  0-28822

                                 ROCKSHOX, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                  77-0396555
(State  or  other  jurisdiction  of                        (I.R.S.  Employer
  incorporation  or  organization)                          Identification  No.)

            1610 Garden of the Gods Road, Colorado Springs, CO  80907
               (Address of principal executive offices) (zip code)

        Registrant's telephone number, including area code (719) 278-7469


      Change of address from 401 Charcot Avenue, San Jose, California 95131
      ---------------------------------------------------------------------
     (Former name, former address and former fiscal year if changed since last report)

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

As of August 11, 2000 there were 13,761,147 shares of the registrant's common stock outstanding.

                                      INDEX


                                                                            Page
                                                                            ----
Part  I:  Financial  Information

  Item 1. Financial  Statements

          Condensed Consolidated Balance Sheets as of June 30, 2000 and
            March 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . .    3

          Condensed Consolidated Statements of Operations for the three
            months ended June 30, 2000 and 1999  . . . . . . . . . . . . .    4

          Condensed Consolidated Statements of Cash Flows
            for the three months ended June 30, 2000 and 1999  . . . . . .    5

          Notes to Condensed Consolidated Financial Statements . . . . . .    6

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations    . . . . . . . . . . . . . . . . . . .    7

  Item 3. Quantitative and Qualitative Disclosures About Market Risk          8


Part II:  Other Information

  Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .    9

  Item 2.   Changes in Securities and Use of Proceeds  . . . . . . . . . .    9

  Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . . . . .    9

  Item 4.   Submission of Matters to a Vote of Security Holders               9

  Item 5.   Other Information    . . . . . . . . . . . . . . . . . . . . .    9

  Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .    9

Part  I:  Item  1.

                                 ROCKSHOX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                              June 30, 2000    March 31, 2000
                                             ---------------  ----------------
                                               (Unaudited)       (Audited)

Current assets:
  Cash and cash equivalents . . . . . . . .  $        1,146   $         2,832
  Accounts receivable, net of allowance
    of  $1,132. . . . . . . . . . . . . . .           8,724            12,623
  Inventories . . . . . . . . . . . . . . .           8,132             5,614
  Prepaid expenses and other current assets             413               330
  Income tax receivable . . . . . . . . . .               8                50
  Income taxes recoverable. . . . . . . . .           1,400             1,400
                                             ---------------  ----------------
      Total current assets. . . . . . . . .          19,823            22,849
Property, plant and equipment, net                   12,211            12,567
Other assets, net                                       389               388
                                             ---------------  ----------------
  Total assets. . . . . . . . . . . . . . .  $       32,423   $        35,804
                                             ===============  ================

Current liabilities:
  Accounts payable. . . . . . . . . . . . .  $        6,600   $         6,207
  Other accrued liabilities . . . . . . . .           5,488             5,995
                                             ---------------  ----------------
      Total current liabilities . . . . . .          12,088            12,202

Stockholders' equity
  Common stock. . . . . . . . . . . . . . .             138               138
  Additional paid-in capital. . . . . . . .          65,928            65,928
  Distributions in excess of net book value         (45,422)          (45,422)
  Retained earnings . . . . . . . . . . . .            (309)            2,958
                                             ---------------  ----------------
    Total stockholders' equity. . . . . . .          20,335            23,602
                                             ---------------  ----------------
      Total liabilities and stockholders'
        equity. . . . . . . . . . . . . . .  $       32,423   $        35,804
                                             ===============  ================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Part  I:  Item  1.

                                  ROCKSHOX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                       Three Months Ended
                                                               June 30, 2000       June 30, 1999
                                                            --------------------  ---------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . .  $            12,202   $        9,524
Cost of sales. . . . . . . . . . . . . . . . . . . . . . .               10,899           10,501
                                                            --------------------  ---------------
  Gross profit (loss). . . . . . . . . . . . . . . . . . .                1,303             (977)

Selling, general and administrative expenses . . . . . . .                2,827            5,024
Research, development and engineering expenses . . . . . .                  813              888
Relocation expenses           .                                             950               --
                                                            --------------------  ---------------
Operating expenses . . . . . . . . . . . . . . . . . . . .                4,590            5,912
                                                            --------------------  ---------------
      Loss from operations . . . . . . . . . . . . . . . .               (3,287)          (6,889)
Interest income. . . . . . . . . . . . . . . . . . . . . .                   20               63
                                                            --------------------  ---------------
      Loss before taxes. . . . . . . . . . . . . . . . . .               (3,267)          (6,826)
       .
Income tax expense (benefit) . . . . . . . . . . . . . . .                   --           (1,873)
                                                            --------------------  ---------------
    Net loss . . . . . . . . . . . . . . . . . . . . . . .              ($3,267)  $       (4,953)
                                                            ====================  ===============
    Net loss per share-basic and diluted . . . . . . . . .  $           (0.24)    $        (0.36)
                                                            ====================   ==============
Shares used in per share calculations - basic and diluted                13,761           13,761
                                                            ====================  ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Part  I:  Item  1.

                                 ROCKSHOX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                  Three Months Ended
                                                  June 30,  June 30,
                                                    2000      1999
                                                  --------  --------
Cash  flows  from  operating  activities:
  Net loss . . . . . . . . . . . . . . . . . . .  $(3,267)  $(4,953)
  Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization. . . . . . . . .    1,252     1,169
  Loss on disposal of fixed assets . . . . . . .       12        --
  Provision for excess and obsolete inventories.       16       (89)
  Changes in operating assets and liabilities:
  Accounts receivable. . . . . . . . . . . . . .    3,899    10,667
  Inventories. . . . . . . . . . . . . . . . . .   (2,534)     (511)
  Prepaid expenses and other assets. . . . . . .      (42)   (2,341)
  Accounts payable and accrued liabilities . . .     (114)     (851)
                                                  --------  --------
  Net cash (used in) provided by operating
  activities . . . . . . . . . . . . . . . . . .     (778)    3,091
                                                  --------  --------

Cash flows from investing activities:
  Purchases of property and equipment. . . . . .     (908)     (873)
                                                  --------  --------
  Net cash used in investing activities. . . . .     (908)     (873)
                                                  --------  --------

Cash flows from financing activities:  None

  Net increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . . . .   (1,686)    2,218
Cash and cash equivalents, beginning of period .    2,832     3,755
                                                  --------  --------

Cash and cash equivalents, end of period . . . .  $ 1,146   $ 5,973
                                                  ========  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Part  I:  Item  1.
                                 ROCKSHOX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of ROCKSHOX, INC. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts in the fiscal 2000 financial statements have been reclassified to conform with fiscal 2001 presentation. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2000 included in our Annual Report on Form 10-K. The balance sheet at March 31, 2000 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Unless the context indicates otherwise, when we refer to "we," "us," the "Company" or "RockShox" in this Quarterly Report on Form 10-Q, we are referring to ROCKSHOX, INC.

2.     INVENTORIES

     The  components  of  inventory  are  as  follows  (in  thousands):

                  June 30, 2000   March 31, 2000
                  --------------  ---------------
  Raw materials.  $        6,107  $         3,779
  Finished goods           2,025            1,835
                  --------------  ---------------
                  $        8,132  $         5,614
                  ==============  ===============

3.     DEFERRED  INCOME  TAXES

     Management evaluates on a quarterly basis the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are not realizable, a valuation allowance will be provided. During the quarter ended December 31, 1999, a valuation allowance of $2.7 million was recorded against the deferred tax assets balance of $4.1 million, thus retaining $1.4 million of the Company's planned carryback benefit, which is reflected as Income Taxes Recoverable. The Company has ceased to recognize the current tax benefit of its operating losses because realization is not assured as required by SFAS No. 109.

4.   NOTE  PAYABLE

     On June 29, 2000, the Company entered into a revised credit agreement providing for borrowing up to $5.0 million. The credit facility expires on December 10, 2001. Any outstanding amounts under the facility are collateralized by our accounts receivables, inventory, equipment and intangibles. There were no outstanding borrowings against the new credit facility as of June 30, 2000, although the availability of the credit line was reduced by a $1 million letter of credit granted as security for the new Colorado Springs facility.

Part  I:  Item  2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results  of  Operations:

     In general, sales for the first quarter were driven by our new product line and efforts to better serve both our Original Equipment Manufacturers and dealer/distributor customers. We are beginning to see improvements in operating expenses as the result of our restructuring, which has focused on across-the-board cost reductions in every element of our business.

     Net sales. Net sales for the quarter ended June 30, 2000 increased by 28% to $12.2 million from $9.5 million for the corresponding period of the prior year. For the quarter ended June 30, 2000, OEM sales increased by 58% to $9.0 million compared to $5.7 million in the corresponding period of the prior year. Sales to the retail accessory market in the quarter ended June 30, 2000 dropped by 16.0% to $3.2 million compared to $3.8 million in the corresponding period of the prior year.

     Gross profit. Gross profit for the quarter ended June 30, 2000 was $1,303,000, or 10.7% of net sales, compared to a loss of $977,000, or -10.3% of net sales, for the corresponding period of the prior year. The increase in gross profit principally resulted from an increase in revenues coupled with reduced fixed overhead costs.

     Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the quarter ended June 30, 2000 was $2.8 million, or approximately 23.2% of net sales, compared to $5.0 million, or approximately 52.8% of net sales, in the corresponding period of the prior year. For fiscal 2000, this decrease can be attributed to a $720,000 severance accrual resulting from certain organizational changes made during the quarter ended June 30, 1999. In fiscal 2001, other reduced labor-related costs of $824,000 and decreased marketing and promotional costs of approximately $507,000.

     Research, development and engineering expense. Research, development and engineering ("R&D") expense for the quarter ended June 30, 2000 was $813,000 or approximately 6.7% of net sales, compared to $888,000, or approximately 9.3% of net sales in the corresponding quarter of the prior year.

     Relocation expenses. One-time relocation expenses incurred for moving the company's non-manufacturing components to Colorado Springs, Colorado were $950,000 in the June 30, 2000 quarter. Relocation expenses will continue to be recorded in the following quarter as the move is completed. We expect the total relocation expenses associated with the relocation of our non-manufacturing departments to be approximately $2 million. The timetable and related cost estimates connected with moving the remaining manufacturing operations have not yet been finalized.

     Interest income. For the quarter ended June 30, 2000 we recognized interest income of $20,000 compared to $63,000 in the corresponding period of the prior year. The decrease was principally due to lower cash balances.

     Income tax benefit. Our effective tax rate, before valuation allowance, for the first quarter of fiscal 2000 was a benefit of 28%. However, for the quarter ended June 30, 2000, we did not recognize any additional tax benefit of our operating losses because realization is not assured as required by SFAS No. 109, and thus a valuation allowance was established for all operating losses generated during the period.

Liquidity  and  Capital  Resources:

     For the three months ended June 30, 2000, net cash used in operating activities was $778,000, which consisted of net loss of $3.3 million, offset by non-cash charges for depreciation, amortization and loss on disposal of fixed assets of $1.3 million and a net increase of $1.2 million related to the change in operating assets and liabilities. Net cash used in investing activities was $908,000 for the three months ended June 30, 2000, which consisted principally of acquisitions of property and equipment.

     During the first fiscal quarter of 2001, the Company entered into a revised credit agreement providing for borrowing up to $5.0 million. The credit facility expires on December 10, 2001. Any outstanding amounts under the facility are collateralized by our accounts receivables, inventory, equipment and intangibles. There were no outstanding borrowings against the new credit facility as of June 30, 2000, although a $1 million letter of credit, granted as security for the new Colorado Springs facility, reduced borrowing capacity by that same amount.

     At June 30, 2000, we had cash and cash equivalents of $1.1 million and working capital of $7.7 million. We believe that our current working capital and available financing sources will be sufficient to provide operating liquidity for at least the next twelve months.

Forward-Looking  Statements

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

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risks

We considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We had no holdings of derivative financial or commodity instruments at June 30, 2000. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. An increase in interest rates would not significantly affect our net loss. All of our revenue and capital spending is transacted in U.S. dollars.

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

   Item  2.   Changes  in  Securities  and  Use  of  Proceeds

     Under our revised credit agreement, we will not declare or pay any dividends (other than dividends payable solely in stock of the Borrower) on any class of its stock or make any payment on account of the purchase, redemption or other retirement of any shares of such stock or make any distribution in respect thereof, either directly or indirectly.

   Item  3.   Defaults  Upon  Senior  Securities

              None.

   Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

              None.

   Item  5.   Other  Information

     We have received notice from the Nasdaq Stock Market that, since our minimum bid price per share has recently been below $1 for over 30 consecutive days, we are not in compliance with the Nasdaq National Market listing standards regarding minimum bid price. We have until August 28, 2000 to demonstrate compliance with this requirement (by having the bid price on our stock equal or exceeding $1 for a minimum of ten consecutive trading days). If we are unable to meet this requirement or receive a waiver from Nasdaq, our stock will be delisted and maybe traded on the bulletin board.

     On June 30, 2000 we entered into a lease with Cherokee Equities, LLC for a new office and industrial facility at 1610 Garden of the Gods Road in Colorado Springs, Colorado. The lease term is for 130 months, and expires April 30, 2011. Monthly rents range from $9,687.50 for July 2000 for 15,000 square feet to $69,025.00 for April 2011 for 82,500 square feet.

     On June 29, 2000 we signed a new line of credit agreement with Wells Fargo Business Credit, which replaced our previous line of credit with the same institution. It provides for borrowings up to $5.0 million at an interest rate at a base rate (currently 9.5%) plus .375% and expires in December 2001. Any outstanding amounts under the facility are collateralized by our accounts receivable, inventory, equipment and intangibles. There were no outstanding borrowings against the new credit facility as of June 30, 2000. However, our available borrowing base is reduced by the amount of a $1 million letter of credit required under our new Colorado Springs office lease as security for the lease obligation.

   Item  6.   Exhibits  on  and  Reports  on  Form  8-K

     (a)   Exhibits

           10.26 Credit Agreement, dated June 29, 2000, between ROCKSHOX, INC. and Wells Fargo Business Credit

           10.27 Office and Industrial Building Lease dated June 30, 2000 by and between Cherokee Equities, LLC and RockShox, Inc.

     (b)     Reports  on  Form  8-K:

           None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ROCKSHOX,  INC.



     Dated:  August  11,  2000           /s/  Chris  Birkett
                                         -------------------
                                         Chris  Birkett
                                         Chief  Financial  Officer  and
                                         Duly  Authorized  Officer