Form 10-Q
period 2000-09-30
ROCKSHOX INC
filed 2000-11-14
CIK 1017047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

        For  the  quarterly  period  ended  September 30, 2000

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


--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               YES  [ X ]      NO  [   ]

As of November 9, 2000 there were 13,761,147 shares of the registrant's common stock outstanding.

                                        INDEX


                                                                                Page
                                                                                ----
Part I:  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited)
      and March 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

    Condensed Consolidated Statements of Operations for the three- and six-
      month periods ended September 30, 2000 and 1999 (unaudited). . . . . . .     4

    Condensed Consolidated Statements of Cash Flows for the six months ended
      September 30, 2000 and 1999 (unaudited). . . . . . . . . . . . . . . . .     5

    Notes to Condensed Consolidated Financial Statements . . . . . . . . . . .     6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .     7

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . .     8


Part II:  Other Information

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .     9

  Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . .     9

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .     9

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .     9

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .    10

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .    10

Part  I:  Item  1.

                                   ROCKSHOX, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)



                                               September 30, 2000    March 31, 2000
                                              --------------------  ----------------
                                                  (Unaudited)

Current assets:
  Cash and cash equivalents. . . . . . . . .  $               568   $         2,832
  Accounts receivable, net of allowance
    of  $1,132 . . . . . . . . . . . . . . .               17,988            12,623
  Inventories (Note 2) . . . . . . . . . . .               10,440             5,614
  Prepaid expenses and other current assets.                  771               380
  Income taxes recoverable (Note 3). . . . .                    -             1,400
                                              --------------------  ----------------
      Total current assets . . . . . . . . .               29,767            22,849
Property, plant and equipment, net                         11,712            12,567
Loan to related party                                         200               200
Other assets, net                                             183               188
                                              --------------------  ----------------
  Total assets . . . . . . . . . . . . . . .  $            41,862   $        35,804
                                              ====================  ================

Current liabilities:
  Accounts payable . . . . . . . . . . . . .  $            10,913   $         6,207
  Other accrued liabilities. . . . . . . . .                6,692             5,995
  Line of credit . . . . . . . . . . . . . .                3,745                 -
                                              --------------------  ----------------
      Total current liabilities. . . . . . .               21,350            12,202

Stockholders' equity
  Common stock . . . . . . . . . . . . . . .                  138               138
  Additional paid-in capital . . . . . . . .               65,928            65,928
  Distributions in excess of net book value.              (45,422)          (45,422)
  Retained earnings (deficit). . . . . . . .                 (132)            2,958
                                              --------------------  ----------------
    Total stockholders' equity . . . . . . .               20,512            23,602
                                              --------------------  ----------------
      Total liabilities and stockholders'
        equity . . . . . . . . . . . . . . .  $            41,862   $        35,804
                                              ====================  ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

Part  I:  Item  1.

                                              ROCKSHOX, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands, except per share amounts)
                                               (Unaudited)


                                            Three  Months  Ended               Six  Months  Ended
                                    ----------------------------------  ----------------------------------
                                     Sept. 30, 2000    Sept. 30, 1999    Sept. 30, 2000    Sept. 30, 1999
                                    ----------------  ----------------  ----------------  ----------------

Net sales. . . . . . . . . . . . .  $        23,429   $        15,961   $        35,631   $        25,484
Cost of sales. . . . . . . . . . .           18,283            13,074            29,138            23,576
                                    ----------------  ----------------  ----------------  ----------------
  Gross profit . . . . . . . . . .            5,146             2,887             6,493             1,908

Selling, general and
 administrative expense. . . . . .            3,221             3,184             6,170             8,206
Research, development and
 engineering expense . . . . . . .              438               870             1,172             1,759
Relocation expenses. . . . . . . .              764                --             1,714                --
                                    ----------------  ----------------  ----------------  ----------------
    Operating expenses . . . . . .            4,423             4,054             9,056             9,965
                                    ----------------  ----------------  ----------------  ----------------
      Income (loss) from
      operations . . . . . . . . .              723            (1,167)           (2,563)           (8,057)

Interest income (expense). . . . .              (51)               44               (32)              106
                                    ----------------  ----------------  ----------------  ----------------
   Income (loss) before taxes. . .              672            (1,123)           (2,595)           (7,951)

Income tax (expense) benefit . . .             (495)               --              (495)           (1,873)
                                    ----------------  ----------------  ----------------  ----------------

        Net income (loss). . . . .  $           177   $        (1,123)  $        (3,090)  $        (6,078)
                                    ================  ================  ================  ================

Net income (loss) per share--
 basic . . . . . . . . . . . . . .  $          0.01   $          0.08   $         (0.22)  $          0.44
                                    ================  ================  ================  ================

Shares used in per share
   calculations-basic and diluted.           13,761            13,761            13,761            13,761
                                    ================  ================  ================  ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

Part  I:  Item  1.

                                            ROCKSHOX, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                             (Unaudited)


                                                                      Six  Months  Ended
                                                            September 30, 2000    September 30, 1999
                                                           --------------------  --------------------
 Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $            (3,090)  $            (6,078)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization . . . . . . . . . . .                2,443                 2,419
      Loss on disposal of fixed assets. . . . . . . . . .                   12                   (10)
            Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . . . . .               (5,365)                3,387
        Inventories . . . . . . . . . . . . . . . . . . .               (4,826)               (4,940)
        Prepaid expenses and other assets . . . . . . . .                 (386)               (1,148)
        Income Taxes Recoverable. . . . . . . . . . . . .                1,400                    --
        Accounts payable and accrued liabilities                         5,403                 3,438
                                                           --------------------  --------------------
            Net cash used in operating activities. . . .                (4,409)               (2,932)
                                                           --------------------  --------------------
Cash flows from investing activities:
  Purchases of property and equipment . . . . . . . . . .               (1,600)               (1,391)
                                                           --------------------  --------------------
            Net cash used in investing activities . . . .               (1,600)               (1,391)
                                                           --------------------  --------------------

Cash flows from financing activities:
  Proceeds from short term borrowings . . . . . . . . . .                3,745                 4,000
                                                           --------------------  --------------------
            Net cash provided by financing activities . .                3,745                 4,000
                                                           --------------------  --------------------
Net decrease in cash and cash equivalents . . . . . . . .               (2,264)                 (323)
Cash and cash equivalents, beginning of period. . . . . .                2,832                 3,755
                                                           --------------------  --------------------

Cash and cash equivalents, end of period. . . . . . . . .  $               568   $             3,432
                                                           ====================  ====================


The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS  OF  PRESENTATION


     The accompanying unaudited condensed consolidated financial statements of ROCKSHOX, INC. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts in the fiscal 2000 financial statements have been reclassified to conform with fiscal 2001 presentation. Operating results for the six-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2000 included in our Annual Report on Form 10-K. The balance sheet at March 31, 2000 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Unless the context indicates otherwise, when we refer to "we," "us," the "Company" or "RockShox" in this Quarterly Report on Form 10-Q, we are referring to ROCKSHOX, INC.

2.  INVENTORIES

     The  components  of  inventory  are  as  follows  (in  thousands):

                                September 30, 2000   March 31, 2000
                                -------------------  ---------------
       Raw materials. . . . .   $             7,513  $         3,779
       Finished goods . . . .                 2,927            1,835
                                -------------------  ---------------
                                $            10,440  $         5,614
                                ===================  ===============


3.  INCOME TAXES RECOVERABLE

     Management evaluates on a quarterly basis the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are not realizable, a valuation allowance will be provided. During the quarter ended December 31, 1999, a valuation allowance of $2.7 million was recorded against the deferred tax assets balance of $4.1 million, thus retaining $1.4 million of the Company's planned carryback benefit. The tax refund of approximately $1.4 million amount of this asset was received in September 2000. The Company has ceased to recognize the current tax benefit of any additional operating losses because realization is not assured as required by SFAS No. 109.

Part  I:  Item  2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results  of  Operations:

     Net sales. Net sales for the quarter ended September 30, 2000 increased by 46.3% to $23.4 million from $16.0 million for the corresponding period of the prior year. For the six months ended September 30, 2000, net sales increased by 39.8% to $35.6 million from $25.5 million for the corresponding period of the prior year. For the quarter ended September 30, 2000, OEM sales increased by 51.1% to $19.0 million compared to $12.6 million in the corresponding period of the prior year, and increased by 52.5% to $27.9 million from $18.3 million for the related six months of operations. The year-to-date revenue increase was due to the prior year's delay in the start-up of many OEM customers' 2000 model year. Sales to the retail accessory market in the quarter ended September 30, 2000 increased by 29.4% to $4.4 million compared to $3.4 million in the corresponding period of the prior year. This increase reflects an earlier launch for the 2001 product into the aftermarket channel. For the six months ended September 30, 2000, sales to the retail accessory market increased by $526,000, or 7.3%, to $7.7 million compared to $7.2 million in the corresponding period of the prior year.

     Gross margin. Gross margin (gross profit as a percentage of net sales) for the quarter ended September 30, 2000 increased to 22.0% compared to 18.2% for the corresponding period of the prior year. For the first six months of this year, gross margin increased to 18.1% of sales compared to 7.5% for the corresponding period of the prior year. The improved gross margin can be attributed to increased revenue resulting in greater absorption of fixed overhead costs. Included within the current period's gross margin is a $2 million warranty charge associated with the recent product recall of certain model 2001 forks primarily produced in Taiwan (see Part II, Item 5 following). Partially offsetting this charge was the reversal of certain warranty reserves related to products whose warranty period had lapsed, totaling $500,000.

     Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the quarter ended September 30, 2000 was $3.2 million, or approximately 13.7% of net sales, compared to $3.2 million, or approximately 19.9% of net sales, in the corresponding period of the prior year. Reductions in compensation and travel for the current quarter were partially offset by additional expenses in the foreign sales activity and the timing of certain marketing costs. For the six-month period ended September 30, 2000, SG&A expenses were $6.2 million, versus $8.2 million in the prior year. Approximately $727,000 of this difference in the year-to-date was a result of headcount and other compensation reductions, and $720,000 was due to a severance accrual resulting from certain organizational changes made during the quarter ended June 30, 1999. These savings were supplemented by reductions in travel, professional and consulting fees, and marketing expenditures.

     Research, development and engineering expense. Research, development and engineering ("R&D") expense for the quarter ended September 30, 2000 was $438,000 or approximately 1.9% of net sales, compared to $870,000, or approximately 5.4% of net sales in the corresponding quarter of the prior year. R&D expense decreased approximately 50% from the 1999 second quarter to the 2000 second quarter. For the six months ended September 30, 2000, R&D expenses were reduced by 33% to $1.2 million, or 3.3% of net sales, versus $1.8 million, or 6.9% of net sales for the same period in the prior year. These cost reductions were largely the result of reduced headcount and prototype expenditure achieved through the consolidation of the Research and Development and Engineering departments in Colorado. These departments previously existed separately in two locations in San Jose.

     Relocation expenses. One-time relocation expenses incurred for moving the Company's non-manufacturing components to Colorado Springs, Colorado were $764,000 in the September 30, 2000 quarter, for a total of $1.7 million for the fiscal year to date. This annual figure incorporates all known costs to date of the relocation of the non-manufacturing departments. The timetable and related cost estimates connected with moving the remaining manufacturing operations in early 2001 have not yet been finalized.

     Interest income and expense. For the quarter ended September 30, 2000 we recognized interest expense of $51,000 compared to interest income of $44,000 in the corresponding period of the prior year. For the six months ended September 30, 2000, we recognized interest expense of $32,000 compared to interest income of $106,000 in the corresponding period of the prior year. Lower cash balances and higher borrowings account for this differential.

     Income tax expense. The income tax expense recorded for the current period relates to our estimated taxes payable for the domestic Taiwan operations, the effective rate being 25%. Our Taiwan subsidiary began operations in February 2000. For the quarter ended September 30, 2000, we did not recognize any additional tax benefit of our consolidated operating losses because realization is not assured as required by SFAS No. 109.

Liquidity  and  Capital  Resources:

     For the six months ended September 30, 2000, net cash used in operating activities was approximately $4.4 million, which consisted of a net loss of $3.0 million, non-cash charges for depreciation and amortization of $2.4 million and a net decrease of $3.8 million related to the change in operating assets and liabilities. Net cash used in investing activities was $1.6 million for the six months ended September 30, 2000, which consisted of acquisitions of property and equipment. Short-term borrowings provided $3.7 million in cash flow for the year to date.

     At September 30, 2000, we had cash and cash equivalents of $568,000 and working capital of $8.4 million. We believe that our current working capital and available financing sources will be sufficient to provide operating liquidity for at least the next twelve months.

Forward-Looking  Statements

     Certain statements made in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other facts that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are discussed in detail in our Annual Report on Form 10-K. Given these uncertainties, prospective and current investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in the Annual Report, Form 10-K or this document.

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risks

      We considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We had no holdings of derivative financial or commodity instruments at September 30, 2000. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. An increase in interest rates would not significantly affect our net loss. The majority of our revenue and capital spending is transacted in U.S. dollars, with the exception of the sale of domestic Taiwan product, which is transacted in New Taiwan Dollars (NTD). At September 30, 2000 our net foreign currency exposure to NTD was approximately $2.5 million. Currently we do not hedge against fluctuations in NTD.

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

   Item  2.   Changes  in  Securities  and  Use  of  Proceeds

     Under our revised credit agreement, we will not declare or pay any dividends, other than dividends payable solely in our stock, on any class of its stock or make any payment on account of the purchase, redemption or other retirement of any shares of such stock or make any distribution in respect thereof, either directly or indirectly.

   Item  3.   Defaults  Upon  Senior  Securities

              None.

     Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

     On August 22, 2000, the Company held its annual meeting of the stockholders (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders elected the Company's Board of Directors as proposed and there was no solicitation in opposition of any of the existing Board members.

     With respect to the election of directors, the following directors received the following number of votes and were therefore elected to the Board of Directors. No broker non-votes were received on this proposal.

                                 For            Withheld
                              ---------         ---------
    Stephen W. Simons         9,908,661         2,196,395
    Bryan L. Kelln            9,908,661         2,196,395
    John W. Jordan II         9,908,661         2,196,395
    Adam E. Max               9,908,661         2,196,395
    Michael R. Gaulke         9,908,661         2,196,395
    Edward T. Post            9,908,661         2,196,395

     The Company's stockholders ratified an amendment to the ROCKSHOX, INC. 1998 Stock Option Plan (the "Amendment to the Stock Option Plan") to increase the number of shares of Common Stock available for issuance from 300,000 shares of Common Stock outstanding at any one time to 1,298,000 shares, in order to help attract and retain the best available personnel. With respect to the Amendment to the Stock Option Plan, a total of 6,061,061 votes were cast in favor, 289,073 were cast against, 3,135,840 votes abstained, and 2,619,082 broker non-votes were received.

     Also at the Annual Meeting, the Company's stockholders ratified the selection of Ernst & Young (the "Ratification of Accountants") as the Company's independent accountants for the fiscal year ending March 31, 2001. With respect to the Ratification of Accountants, a total of 10,017,081 votes were cast in favor, 17,105 were cast against, and 2,070,870 votes abstained. No broker non-votes were received.

Item  5.   Other  Information

     On October 5, 2000, we issued a stop sell notice for 2001 Judy TT, Judy TT Special, Jett and Metro front suspension forks. Working with the Consumer Product Safety Commission, we subsequently implemented a recall for these forks. Although these products passed every internal and industry test, they nonetheless do, in unusual circumstances, represent a safety risk to consumers. We are quickly moving to remedy the situation, and are in the process of resuming production with newly designed components. The cost of this recall is estimated to total $2.0 million and has been included in the results of operations for the second quarter of fiscal 2001. New testing procedures have already been implemented in our internal processes.

     On October 30, 2000, we received notice from the Nasdaq Stock Market that our stock would be delisted and would be automatically eligible to be traded on the OTC Bulletin Board effective October 31, 2000. Our minimum bid price per share had recently been below $1.00 for over 30 consecutive days, and we were not able to evidence reasonably certain ongoing compliance with the Nasdaq National Market listing standards requirement regarding minimum bid price.

   Item  6.   Exhibits  on  and  Reports  on  Form  8-K

     (a)   Exhibits

           27.  Financial  Data  Schedule.

     (b)     Reports  on  Form  8-K:

           None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ROCKSHOX,  INC.



     Dated:  November 13, 2000                      /s/  Chris  Birkett
                                                    -------------------
                                                    Chris  Birkett
                                                    Chief Financial Officer and
                                                    Duly  Authorized  Officer