Form 10-Q
period 2000-12-31
ROCKSHOX INC
filed 2001-02-14
CIK 1017047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

        For  the  quarterly  period  ended  December  31,  2000

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

_____ As of February 9, 2001 there were 13,761,147 shares of the registrant's common stock outstanding.

                                      INDEX

                                                                            Page
                                                                            ----

Part  I:  Financial  Information

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets as of December
                31, 2000 (unaudited) and  March  31,  2000. . . . . . . . .  3

              Condensed Consolidated Statements of Operations for
                the three- and nine- month periods ended December
                31,  2000  and 1999 (unaudited). . . . . . . . . . . . . .   4

              Condensed Consolidated Statements of Cash Flows for
                the nine months ended December 31, 2000 and 1999
                (unaudited). . . . . . . . . . . . . . . . . . . . . . . .   5

              Notes to Condensed Consolidated Financial Statements . . . .   6

   Item 2.    Management's  Discussion  and Analysis of Financial
                Condition and Results of Operations . . . . . . . . . . .    8

   Item 3.    Quantitative and Qualitative Disclosures About
                Market Risk . . . . . . . . . . . . . . . . . . . . . . .   10


Part II:   Other  Information

   Item  1.     Legal  Proceedings. . . . . . . . . . . . . . . . . . . .   11

   Item 2.     Changes  in  Securities  and  Use  of  Proceeds  . . . . .   11

   Item 3.     Defaults  Upon  Senior  Securities . . . . . . . . . . . .   11

   Item 4.     Submission of Matters to a Vote of Security Holders. . . .   11

   Item 5.     Other  Information . . . . . . . . . . . . . . . . . . . .   11

   Item 6.     Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . .   11

Part  I:  Item  1.

                                    ROCKSHOX,  INC.

                         CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                    (In  thousands)


                                               December 31, 2000    March 31, 2000
                                              -------------------  ----------------
                                                  (Unaudited)

Current assets:
  Cash and cash equivalents. . . . . . . . .  $             (222)  $         2,832
  Accounts receivable, net of allowance
    of  $1,010 and $1,132, respectively. . .              15,928            12,623
  Inventories (Note 2) . . . . . . . . . . .               9,388             5,614
  Prepaid expenses and other current assets.                 603               380
  Income taxes recoverable (Note 3). . . . .                   -             1,400
                                              -------------------  ----------------
      Total current assets . . . . . . . . .              25,697            22,849

Property, plant and equipment, net . . . . .              10,955            12,567
Loan to related party. . . . . . . . . . . .                 200               200
Other assets, net. . . . . . . . . . . . . .                 256               188
                                              -------------------  ----------------
  Total assets . . . . . . . . . . . . . . .  $           37,108   $        35,804
                                              ===================  ================

Current liabilities:
  Accounts payable . . . . . . . . . . . . .  $            8,808   $         6,207
  Other accrued liabilities. . . . . . . . .               5,244             5,995
  Line of credit . . . . . . . . . . . . . .               2,192                 -
                                              -------------------  ----------------
      Total current liabilities. . . . . . .              16,244            12,202

Stockholders' equity
  Common stock . . . . . . . . . . . . . . .                 138               138
  Additional paid-in capital . . . . . . . .              65,928            65,928
  Distributions in excess of net book value.             (45,422)          (45,422)
  Currency translation adjustment. . . . . .                 (36)                -
  Retained earnings. . . . . . . . . . . . .                 256             2,958
                                              -------------------  ----------------
    Total stockholders' equity . . . . . . .              20,864            23,602
                                              -------------------  ----------------
      Total liabilities and stockholders'
        equity . . . . . . . . . . . . . . .  $           37,108   $        35,804
                                              ===================  ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

Part  I:  Item  1.

                                           ROCKSHOX, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands, except per share amounts)
                                            (Unaudited)

                                          Three  Months  Ended              Nine  Months  Ended
                                    --------------------------------  --------------------------------
                                     Dec. 31, 2000    Dec. 31, 1999    Dec. 31, 2000    Dec. 31, 1999
                                    ---------------  ---------------  ---------------  ---------------

Net sales. . . . . . . . . . . . .  $       20,332   $       25,500   $       55,963   $       50,984
Cost of sales. . . . . . . . . . .          15,346           19,990           44,484           43,567
                                    ---------------  ---------------  ---------------  ---------------
  Gross profit . . . . . . . . . .           4,986            5,510           11,479            7,417

Selling, general and
 administrative expense. . . . . .           3,355            3,484            9,525           11,689
Research, development and
 engineering expense . . . . . . .             476              911            1,648            2,670
Relocation expenses (Note 4) . . .             671               --            2,386               --
                                    ---------------  ---------------  ---------------  ---------------
    Operating expenses . . . . . .           4,502            4,395           13,559           14,359
                                    ---------------  ---------------  ---------------  ---------------
      Income (loss) from
      operations . . . . . . . . .             484            1,115           (2,080)          (6,942)

Interest income (expense). . . . .             (74)             (81)            (106)              25
Exchange rate gain (loss). . . . .              83               --               83               --
                                    ---------------  ---------------  ---------------  ---------------
   Income (loss) before taxes. . .             493            1,034           (2,103)          (6,917)

Income tax expense (Note 3). . . .             105            2,662              600              789
                                    ---------------  ---------------  ---------------  ---------------

        Net income (loss). . . . .  $          388   $       (1,628)  $       (2,703)  $       (7,706)
                                    ===============  ===============  ===============  ===============

Net income (loss) per share--
  basic. . . . . . . . . . . . . .  $         0.03   $        (0.12)  $        (0.20)  $        (0.56)
                                    ===============  ===============  ===============  ===============

Shares used in per share
   calculations-basic and diluted.          13,761           13,761           13,761           13,761
                                    ===============  ===============  ===============  ===============
  (Note 5)
  --------

The  accompanying  notes  are  an  integral part of these condensed consolidated financial  statements.

Part  I:  Item  1.
                                              ROCKSHOX, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In  thousands)
                                                 (Unaudited)

                                                                      Nine  Months  Ended
                                                            December 31, 2000    December 31, 1999
                                                           -------------------  -------------------

 Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $           (2,703)  $           (7,706)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization . . . . . . . . . . .               3,636                3,662
      Provision for bad debt. . . . . . . . . . . . . . .                 (33)                  --
      Loss on disposal of fixed assets. . . . . . . . . .                 175                  158
            Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . . . . .              (3,271)              (3,018)
        Inventories . . . . . . . . . . . . . . . . . . .              (3,774)              (1,620)
        Prepaid expenses and other assets . . . . . . . .                (212)               2,408
        Income taxes recoverable. . . . . . . . . . . . .               1,389                   --
        Accounts payable and accrued liabilities. . . . .               1,781                2,994
                                                           -------------------  -------------------
              Net cash used in operating activities . . .              (3,012)              (3,122)
                                                           -------------------  -------------------

Cash flows from investing activities:
  Purchases of property and equipment . . . . . . . . . .              (2,198)              (1,808)
                                                           -------------------  -------------------
              Net cash used in investing activities . . .              (2,198)              (1,808)
                                                           -------------------  -------------------

Cash flows from financing activities:
Proceeds from short term borrowings . . . . . . . . . . .               2,192                2,671
                                                           -------------------  -------------------
            Net cash provided by financing activities . .               2,192                2,671
                                                           -------------------  -------------------

    Net decrease in cash and cash equivalents . . . . . .              (3,018)              (2,259)

Effect of exchange rate changes on cash . . . . . . . . .                 (36)                  --
Cash and cash equivalents, beginning of period. . . . . .               2,832                3,755
                                                           -------------------  -------------------

Cash and cash equivalents, end of period. . . . . . . . .  $             (222)  $            1,496
                                                           ===================  ===================

The accompanying notes are an  integral part of these condensed consolidated financial statements.

Part  I:  Item  1.
                                 ROCKSHOX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of ROCKSHOX, INC. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. We have reclassified Race department expenses in the fiscal 2000 financial statements to conform with fiscal 2001 presentation, and these expenses formerly shown as Research and Development costs are now reflected as Selling, General and Administrative costs. Operating results for the nine-month period ended December 31, 2000 are not necessarily indicative of the results that  may  be  expected  for  the  year  ending  March  31, 2001.  The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2000 included in our Annual Report on Form 10-K. The balance sheet at March 31, 2000 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Unless the context indicates otherwise, when we refer to "we," "us," the "Company" or "RockShox" in this Quarterly Report on Form 10-Q, we are referring to ROCKSHOX, INC.

2.     INVENTORIES

     The  components  of  inventory  are  as  follows  (in  thousands):

                                        December  31,  2000     March  31,  2000
                                        -------------------     ----------------
     Raw  materials. . . . . . . . . .  $             5,333     $          3,779
     Finished  goods . . . . . . . . .                4,055                1,835
                                        -------------------     ----------------
                                        $             9,388     $          5,614
                                        ===================     ================

3.     INCOME  TAXES  RECOVERABLE

     Management evaluates on a quarterly basis the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are not realizable, a valuation allowance will be provided. During the quarter ended December 31, 1999, a valuation allowance of $2.7 million was recorded against the deferred tax assets balance of $4.1 million, thus retaining $1.4 million of the Company's planned carryback benefit. The tax refund of approximately $1.4 million of this asset was received in September 2000. The Company has ceased to recognize the current tax benefit of any additional operating losses because realization is not assured as required by SFAS No. 109.

4.     RELOCATION

     One-time relocation expenses incurred for moving the Company's operations to Colorado Springs, Colorado were $671,000 in the December 31, 2000 quarter, for a total of $2.4 million for the fiscal year to date. We have largely completed the first phase move of our Selling, General, Administrative, Engineering, Research and Development functions to Colorado Springs. We began moving the assembly and distribution components to Colorado in January 2001, and estimate this transition will be complete by June 2001.


5.     NET  INCOME/LOSS  PER  SHARE

     Basic net loss per share is computed by dividing net income/loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income/loss period share is computed by dividing the net income/loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if their effect is dilutive. Potential common stock includes incremental shares of common stock issuable upon the exercise of stock options and warrants. The potential shares of common stock have not been included in the diluted net income/loss per share calculation for the three and nine month periods ending December 31, 1999 and for the nine month period ending December 31, 2000 because to do so would be anti-dilutive. There were no potential shares of common stock to include in the diluted net income/loss per share calculation for the three month period ending December 31, 2000.

6.     PRODUCT  RECALL

     On October 5, 2000, we issued a stop sell notice for 2001 Judy TT, Judy TT Special, Jett and Metro front suspension forks. Working with the Consumer Product Safety Commission, we subsequently implemented a recall for these forks. Although these products passed every internal and industry test, they nonetheless do, in unusual circumstances, represent a safety risk to consumers. We repaired, or shipped kits to dealers to repair, all of the forks under recall, and we have documented the repair of over 80% of the forks that were sold. The remaining repairs will be conducted by independent bicycle dealers. We have resumed production of these lines of forks with newly designed components. The accrued recall costs of $2.0 million, recorded within cost of sales for the second quarter of fiscal 2001, continue to appear sufficient. New testing procedures have already been implemented in our internal processes.

Part  I:  Item  2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results  of  Operations:

     Net sales. Net sales for the quarter ended December 31, 2000 decreased by 20.4% to $20.3 million from $25.5 million for the corresponding period of the prior year. For the nine months ended December 31, 2000, net sales increased by 9.8% to $56.0 million from $51.0 million for the corresponding period of the prior year. For the quarter ended December 31, 2000, OEM sales decreased by 16.5% to $15.7 million compared to $18.8 million in the corresponding period of the prior year, and increased by 17.5% to $43.6 million from $37.1 million for the related nine months of operations of fiscal 2001 and 2000, respectively. There was a shift in revenues to the quarter ended September 30, 2000 from the quarter ended December 31, 2000, in comparison to the prior year's sales trend. This shift was due to the prior year's delay in the start-up of many OEM customers' 2000 model year. Sales to the retail accessory market in the quarter ended December 31, 2000 decreased by 31.3% to $4.6 million compared to $6.7 million in the corresponding period of the prior year. This decrease reflects an earlier launch for the 2001 product into the aftermarket channel, which was significantly backlogged in the prior year. For the nine months ended December 31, sales to the retail accessory market decreased by $1.5 million, or 10.8%, to $12.4 million compared to $13.9 million in the corresponding period of the prior year.

     Gross margin. Gross margin (gross profit as a percentage of net sales) for the quarter ended December 31, 2000 increased to 24.5% compared to 21.6% for the corresponding period of the prior year. For the first nine months of this year, gross margin increased to 20.5% of sales compared to 14.5% for the corresponding period of the prior year. The improved gross margin can be attributed to increased revenue resulting in greater absorption of fixed overhead costs, as well as reduced direct material and labor costs as a percentage of sales. Our gross margins for the nine month period ended December 31, 2000 have been negatively impacted by the product recall expenses of $2.0 million charged to cost of sales during our second fiscal quarter of 2001, net of $500,000 in reserves released during that same quarter for products whose warranty period had expired.

     Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the quarter ended December 31, 2000 was $3.4 million, or approximately 16.5% of net sales, compared to $3.5 million, or approximately 13.7% of net sales, in the corresponding period of the prior year. Reductions in compensation and travel for the current quarter were partially offset by additional expenses related to product warranty insurance. For the nine-month period ended December 31, 2000, SG&A expenses were $9.5 million, versus $11.7 million in the prior year. Approximately $892,000 of this difference in the year-to-date was a result of headcount and other compensation reductions, and $1.0 million was due to settling severance accruals resulting from certain organizational changes made during the prior fiscal year, for final amounts less than the amounts accrued. These savings were supplemented by reductions in travel, professional and consulting fees, and marketing expenditures.

     Research, development and engineering expense. Research, development and engineering ("R&D") expense for the quarter ended December 31, 2000 was $476,000 or approximately 2.3% of net sales, compared to $911,000, or approximately 3.6% of net sales in the corresponding quarter of the prior year, approximately 47.7% during the current period. For the nine months ended December 31, 2000, R&D expenses were reduced by 38.3% to $1.6 million, or 2.9% of net sales, versus $2.7 million, or 5.2% of net sales for the same period in the prior year. These cost reductions were largely the result of reduced headcount and prototype expenditures achieved through the consolidation of the Research and Development and Engineering departments in Colorado. These departments previously existed separately in two locations in San Jose.

     Relocation expenses. One-time relocation expenses incurred for moving the Company's operations to Colorado Springs, Colorado were $671,000 in the December 31, 2000 quarter, for a total of $2.4 million for the fiscal year to date. We have largely completed the first phase move of our Selling, General, Administrative, Engineering, Research and Development functions to Colorado Springs. We began moving the assembly and distribution components to Colorado in January 2001, and estimate this transition will be complete by June 2001. The operating expense for all phases of the relocation to Colorado is expected to total $4.5 million.

     Interest income and expense. For the quarter ended December 31, 2000 we recognized interest expense of $74,000 compared to $81,000 in the corresponding period of the prior year. For the nine months ended December 31, 2000, we recognized interest expense of $106,000 compared to interest income of $25,000 in the corresponding period of the prior year. Lower cash balances and higher borrowings account for this differential for respective year-to-date amounts.

     Income tax expense. The income tax expense recorded for the current period relates to our estimated taxes payable for the domestic Taiwan operations, the effective rate being 25%. Our Taiwan subsidiary began operations in February 2000. For the quarter ended December 31, 2000, we did not recognize any additional tax benefit of our consolidated operating losses because realization is not assured as required by SFAS No. 109.

Liquidity  and  Capital  Resources:

     For the nine months ended December 31, 2000, net cash used in operating activities was approximately $3.0 million, which consisted of a net loss of $2.7 million, offset by non-cash charges for depreciation and amortization of $3.6 million and a net decrease of $3.9 million related to the change in operating assets and liabilities. Net cash used in investing activities was $2.2 million for the nine months ended December 31, 2000, which consisted of acquisitions of property and equipment. Short-term borrowings provided $2.2 million in cash flow for the year to date, which was the balance of our line of credit at December 31, 2000.

     Our total line of credit with Wells Fargo Business Credit is $5 million, and the availability is reduced by a $1 million letter of credit pledged as security through the term of our facilities lease. We obtained a waiver from Wells Fargo for being out of compliance on our stand-alone quarterly debt covenants, although we were in compliance on an annualized basis. Our non-compliance for the quarterly covenants was due to a shift in the timing of our fiscal 2001 sales, whereby sales that typically fell into the third quarter, were shipped and recognized during the second quarter of 2001. As a result, our second quarter profits were greater than anticipated, but our third quarter results were less, and correspondingly we did not meet our required financial covenants in the third quarter.

     At December 31, 2000, we had cash and cash equivalents of $(222,000) and working capital of $9.4 million. This negative cash amount reflects outstanding checks in excess of cash balance. Cash accounts are funded as needed with daily transfers from and payments against our line of credit. We are presently negotiating with a number of financial institutions to increase the current line of credit allowing RockShox to complete the relocation to Colorado Springs and provide sufficient operating liquidity for at least the next twelve months. While we cannot confirm that we will obtain this additional funding, it is our intention to pursue this. If we are unable to enter into an agreement increasing the line of credit, we may need to perform further cost reduction programs.

Forward-Looking  Statements

     Certain statements made in this news release constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among such risks are unexpected difficulties in relocating the manufacturing operations from California to Colorado Springs; the risk of operating in two cities; the loss of or substantial decline in purchases of our products by, or the financial insolvency of, any of our largest customers individually, or a number of our other customers in the aggregate; and any misjudgment by us or any of our OEM customers of the demand for any of its respective products. Other such factors are discussed in detail in RockShox's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K or this 10-Q.

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risks

      We considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We had no holdings of derivative financial or commodity instruments at December 31, 2000. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. An increase in interest rates would not significantly affect our net loss. The majority of our revenue and capital spending is transacted in U.S. dollars, with the exception of the sale of domestic Taiwan product, which is transacted in New Taiwan Dollars (NTD). At December 31, 2000 our net foreign currency exposure to NTD was approximately $2.8 million. Currently we do not hedge against fluctuations in NTD.

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

     Item  3.   Defaults  Upon  Senior  Securities

                None.

     Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

                None.

Item  5.   Other  Information

     On October 30, 2000, we received notice from the NASDAQ Stock Market that our stock would be delisted and would be automatically eligible to be traded on the OTC Bulletin Board effective October 31, 2000. Our minimum bid price per share had been below $1.00 for over 30 consecutive days, and we were not able to evidence reasonably certain ongoing compliance with the NASDAQ National Market listing standards requirement regarding minimum bid price.

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

     ROCKSHOX,  INC.



     Dated:  February  13,  2001     /s/  Chris  Birkett
                                     -------------------
                                     Chris  Birkett
                                     Chief  Financial  Officer  and
                                     Duly  Authorized  Officer