Form 10-K
period 2001-03-31
ROCKSHOX INC
filed 2001-07-17
CIK 1017047

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Fiscal Year Ended March 31, 2001
                         Commission File Number 0-28822
                           --------------------------

                                 ROCKSHOX, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE           1610  Garden  of the Gods Road          77-0396555
(State or other jurisdiction   Colorado Springs, CO 80907       (I.R.S. Employer
of incorporation or organization)    (719) 278-7469       Identification Number)

          (Address of principal executive offices, including zip code and telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

         TITLE  OF  EACH  CLASS              EACH  EXCHANGE  ON WHICH REGISTERED
   Common Stock, par value $.01 per share          OTC Bulletin Board

      Securities  registered  pursuant  to  Section  12(g) of the Act:  None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of June 25, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,671,376.

      As of June 25, 2001, the Registrant had 13,761,147 shares of Common Stock outstanding.

DOCUMENTS  INCORPORATED  BY  REFERENCE:

  Portions of the ROCKSHOX, INC. Proxy Statement to be mailed in connection with the Registrant's 2001 Annual Meeting of Stockholders to be held on August 21, 2001, are incorporated by reference in Part III hereof.
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

12    Security  Ownership  of  Certain  Beneficial  Owners  and  Management

13    Certain  Relationships  and  Related  Transactions


                                    PART IV

14     Exhibits,  Financial  Statement  Schedules  and  Reports  on  Form  8-K

     Unless the context indicates otherwise, when we refer to "we," "us," the "Company" or "RockShox," in this Annual Report on Form 10-K, we are referring to ROCKSHOX, INC., its predecessors and their respective parents and subsidiaries on a consolidated basis. Unless the context indicates otherwise, all references to a fiscal year are to our fiscal year. This Annual Report on Form 10-K includes references to our registered trademarks and brand names, including:
ROCKSHOX,  JUDY,  JETT,  SID,  PSYLO,  DELUXE  and  DUKE.


                                    PART  I

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

     For the 2001 model year, we offered seventeen front suspension forks, including four new models, four rear shocks, and two suspension seat posts.

     Approximately 77% of our net sales in fiscal 2001 represented sales to original equipment manufacturers ("OEMs"), such as Trek Bicycle Corp. ("Trek"), Giant Manufacturing Company, Ltd. ("Giant") and Specialized Bicycle Components, Inc.("Specialized"), which incorporate ROCKSHOX branded components as part of new, fully-assembled mountain bikes sold worldwide. Our products are also sold as an accessory component to consumers through a network of over 10,000 independent bicycle dealers ("IBDs") worldwide.

     Our principal executive office is located at 1610 Garden of the Gods Road, Colorado Springs, Colorado 80907; our telephone number is (719) 278-7469.

     In March 2000, RockShox, Inc. announced that it would relocate and consolidate its corporate, assembly and distribution operations to Colorado Springs, Colorado. The Sales, Marketing, Research and Development, Information Technology, Finance, and Human Resources divisions moved from the San Jose area to a leased location in Colorado Springs in the summer of 2000. The Company's assembly and distribution operations remained in San Jose location until they were relocated to Colorado Springs in April 2001. The Company expects to complete its planned relocation by the summer of 2001, at a total operating cost of approximately $5 million. The machine shop, which employs approximately 40 employees, is expected to continue to operate in San Jose through the summer of 2002. The Company continues to evaluate options for that portion of operations beyond that date.

     In fiscal year 2001, RockShox, in voluntary cooperation with the U.S. Consumer Product Safety Commission (CPSC), conducted a recall of the 2001 model year Metro, Jett and Judy TT model suspension forks. Following up on reports of failures in the field, we determined that there was a potential for failure of a structural component, the compression rod, under a unique set of conditions. To protect our customer's health and safety, RockShox immediately contacted the

CPSC and initiated a program to retrofit over 220,000 forks in 26 countries. The recall was announced on October 12, 2000 and all retrofit kits were shipped and forks reworked by November 30, 2000. The cost for this recall and retrofit program was approximately $1.9 million.

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

     Our 2001 models represent our broadest line of product offerings to date. For the 2001 model year, we offered seventeen front suspension forks, including four new models, four rear shocks, including our SID Air model, and two suspension seat posts. For the 2001 model year, all RockShox products have received a multitude of changes and upgrades aimed at increased performance and durability.

     The newest member of the Rock Shox family for 2002 is Duke. This fork takes the place of lower end SIDs, the XC and 100, and the Judy Race. The platform has been specifically developed around the evolving demands of the sport, and is designed to provide both performance and visual excitement.

The following tables summarize our 2001 product offerings of front forks and rear shocks:

                                        FRONT FORKS

                                Suggested
                  Typical        Retail
                   Retail       Price In                                               Date of
                 Bike Price     Accessory                           Suspension         Original
   Model          Point (1)       Market           Use              Technology       Shipment (2)
--------------  -------------  -----------  ---------------------  ---------------   --------------
METRO XC         $300-$500       $ 99.00    Trekking: Commuting     Coil Spring       Jun-00
                                            Comfort

METRO SL         $400-$800        N/A AM    Trekking: Commuting     Coil Spring       Jun-00
                                            Comfort

JETT             $300-$500       $ 99.99    Cross-Country;Moderate  Coil Spring       May-98
                                            Terrain


JUDY TT          $400-$800       $149.99    Cross-Country;Moderate  Coil/MCU          Jun-00
                                            Terrain

JUDY C           $550-$900        N/A AM    Cross-Country;Moderate  HydraCoil System  Jun-00
                                            Terrain

JUDY XC          $600-$1000      $229.99    Cross-Country;Moderate  HydraCoil System  May-97
                                            Terrain

JUDY SL          $650-$1200      $289.99    Cross-Country;Moderate  HydraCoil System  Sep-94
                                            Terrain

JUDY RACE        $800-$1300      $349.99    Cross-Country Racing    HydraCoil System  Jun-99

SID XC           $1000-$2500     $429.99    Cross-Country;Racing    Hydra Air System  Jun-97

SID 100          $1000-$2000     $459.99    Cross-Country;Racing;   Hydra Air System  Jun-99
                                            Enduro

SID SL           $1300-$4000     $579.99    Cross-Country;Racing    Dual Air System   Jul-97

SID RACE         $1500-$4000     $619.99    Pro Cross-Country       Dual Air System   Jul-97
                                            Racing

SIDNEY           $1500-$4000     $699.99    Pro Cross-Country       Dual Air System   Oct-00
                                            Racing

PSYLO XC         $700-$1400      $329.99    Enduro;Cross-Country;   Single Sided Air  Jun-00
                                            Dual Slalom             Pure

PSYLO SL         $1000-$2500     $439.99    Enduro;Cross-Country;   Single Sided Air  Jun-00
                                            Dual Slalom             Pure

PSYLO RACE       $1300-$4000     $579.99    Pro Enduro Racing;      Single Sided Air  Jun-00
                                            Dual Slalom Racing;     Pure
                                            Cross-Country

BOXXER           $2500+        $1,349.99    Pro Downhill Racing     HydraCoil System  Nov-97


                                        REAR SUSPENSION

                                Suggested
                  Typical        Retail
                   Retail       Price In                                               Date of
                 Bike Price     Accessory                           Suspension         Original
   Model          Point (1)       Market           Use              Technology       Shipment (2)
--------------  -------------  -----------  ---------------------  ---------------   --------------
REAR SC         $1000-$1500      N/A AM       Cross-Country         Dual Air System    Jul-98

SID REAR SC ADJ $1200-$2500      N/A AM       Cross-Country         Dual Air System    Jul-99

SID REAR SC LO  $1700-$3500      $259.99      Cross-Country         Dual Air System    Jun-00

SID REAR RACE   $1700-$3500      $294.99      Pro Cross-Country     Dual Air System    Jun-00
                                              Racing

DELUXE          $800-$1400       N/A AM       Downhill Racing;      Coil Spring        Jun-95
                                              Enduro Racing

DELUXE ADJ      $1000-$1500      N/A AM       Downhill Racing;      Coil Spring        Jun-96
                                              Enduro Racing

PRO DELUXE      $1500-$4000      N/A AM       Pro Downhill Racing;  Coil Spring        Jul-95
                                              Enduro Racing

MOUNTAIN POST   $1000-$2000     $119.99       Hardtail Seatposts     MCU               May-98

ROAD POST       $1200-$2500     $119.99       Road Bicycling         MCU               Aug-99
                                              Seatpost

(1) The typical retail bike price point represents management's estimate of the U.S. retail range for OEM mountain bikes that include the indicated product.

(2)  Models  are  generally  upgraded  and  revised  periodically.

(3)  MCU  stands  for  Microcellular  Urethane  spring.

(4)  Hydracoil  system  is a single coil spring housed in each fork leg, and is
(6)  coupled  with  an  open  oil  bath  damper.

(5) HydraAir system is an air spring housed in each fork leg, coupled with an open oil bath damper.

(6)  Single-sided  is an isolated spring medium located on one side of the fork.

(7) Dual air is our custom-tuning feature for air forks, using a positive and negative air chamber.

(8) Pure is our compression and rebound damping system and features a compression lockout.

(9) Coil spring is a positive spring medium utilizing a steel spring instead of an air spring.


RESEARCH  AND  DEVELOPMENT

     As of March 31, 2001, our product development activities are supported by 17 professionals, including 9 project engineers. Development for each major product line (Metro, Judy, Duke, Psylo, SID, Boxxer, Deluxe, Seat Post, etc.) is conducted using an array of sophisticated design and analytical tools. A senior level project engineer heads each product platform. Design assistance is received from additional engineers and technicians. We also have an ongoing advanced technologies program, which investigates new technologies, materials and processes not utilized for current products.

      We maintain a well-equipped test laboratory to collect data and test products prior to and after commercial introduction. The test laboratory is managed by a Test Lab Supervisor, and is staffed with two technicians who conduct a variety of performance tests, accelerated life tests, and analysis on products and components.

      The product development process usually begins one to two years prior to the expected commercial introduction of a new product, and generally focuses on having a product ready for distribution at the start of the applicable model year. In addition, short-term projects involving upgrades of existing products and improvements to manufacturing processes occur regularly. New product ideas come from a variety of sources, including mountain bike race teams, OEMs, consumers and employees. Products are developed using design and engineering software tools that provide full parametric three-dimensional modeling and finite element analysis, allowing for computer optimization of structures and greatly reducing the time required to develop and prototype designs. At the beginning of every product development cycle, we establish an interdepartmental team which includes representatives from our engineering, manufacturing, marketing, quality, sourcing and customer service departments. This interdepartmental approach to product development reduces time to market while significantly enhancing product quality.

        Current areas of focus for product development include, among others:

- research in the area of product design, materials and manufacturing processes to reduce the cost and improve the performance of our current products;
-    investigation  of  potential  new  products  and  technologies;
- the introduction of products appropriately priced for a broad segment of the mountain bike market; and
- the design of new products, such as a suspension systems for trekking bikes.

     Our future success will depend, in part, upon our continued ability to develop and successfully introduce new and popular bicycle suspension products and other types of bicycle components. There can be no assurance that we will introduce any new products or, if introduced, that any such products will be commercially successful.

      Our company-sponsored research and product development expenditures in fiscal years 2001, 2000, and 1999 were approximately $2.3 million, $3.6 million, and $4.9 million, respectively. Our reductions in research and development expenditures are primarily due to headcount reductions and consolidation of our facilities surrounding our move to Colorado.


MANUFACTURING

     The manufacturing of our branded products was divided into three locations for the Model year 2001. The higher price point products, Judy, SID, Psylo, Boxxer, were assembled at the San Jose facility. For the first three quarters, all seat post and rear shock absorbers were assembled in San Jose, and then transitioned to Colorado Springs in the last quarter of fiscal year 2001. The Jett C was assembled in Taiwan pursuant to a strategic relationship that we have developed with one of our vendors, Spinner, Inc., while the Judy TT was assembled in both the U.S. and Taiwan. We have a one year contract with Spinner, Inc. This contract provides for our annual review and audit of Spinner's operations. The current Spinner contract expired in May 2001, and the contract provides for monthly renewals until a new contract is signed. The Company is currently negotiating a new contract with Spinner, which we anticipate to be signed by July 2001.

     Product assembly at San Jose and Colorado Springs is carried out on multiple continuous flow lines, which incorporate Statistical Process Control
(SPC) and error-proofing devices for improved product quality. The lines are designed to have a daily output which can be flexed by changing the station staffing, in response to the seasonal nature of the bicycle market. Most component parts are procured from a supply base that is being continuously developed to meet our needs for quality, timely delivery and cost. We established some in-house manufacturing of critical components, achieving a level of vertical integration especially for the telescoping upper tubes of front forks and the shafts for rear shock absorbers. We worked to assure quality for surface finish and hardening by nitriding of steel and anodizing of aluminum, which has contributed to improve durability and functional consistency for our products.

     As of March 31, 2001, we employed approximately 120 non-unionized employees, and approximately 77 temporary hires for manufacturing. Additional temporary employees are recruited as the seasonal nature of the market demand builds to its peak, typically from June through January. The San Jose factory operated two working shifts throughout the year on some product lines, and we add a second shift on others as needed. Extensive training, especially for new hires, and for critical changes for new product launch, is carried out. We have formal release of written work instructions, including detailed exploded drawings to easily show the sequence of assembly. We are also developing supplemental training with video. We believe that we have significantly strengthened SPC and error proofing during Model Year 2001. In-Process Quality Assurance routinely assesses the daily output of the manufacturing lines, and we routinely audit functional and durability using our Product Test Center. We track and reduce the "cost of quality" measurable every month, and actively document and track all quality concerns for effective Permanent Corrective Action.

     We work closely with our supply base, and depend upon certain key suppliers to provide key core competencies, such as forgings and castings and molded polymers that have been optimized for weight, structural integrity, wear and cost. We have neither long term supply contracts with any vendors, nor multiple vendors for all of our component parts. While we have developed a strategic relationship with Spinner, Inc. ("Spinner") for some low price points forks assembled in Taiwan, we have also started to explore off-shore sources for parts where reduced cost can be selectively achieved without compromise to quality, performance, or timely delivery. The Spinner contract provides for our annual review and audit of Spinner's operations. We track all vendors for quality, delivery and cost reduction opportunities, and we have an active vendor improvement plan.

     In January 1999 we changed to a new Oracle-based Enterprise Resource Planning (ERP) system. This system allows initial model year forecasting, continuously updated as the production year develops, to drive material planning and procurement. We intend to continue leveraging our ERP system's on-time delivery as we move into Model Year 2002. We also intend to continue to significantly reduce our overall inventory levels.

     We generally require firm purchase orders from OEM customers, which represent the majority of our orders. We manage our stock levels over the model year to maximize availability during the peak season, and minimize overstocking as the model year changes. Our "backlog" of unfulfilled orders on March 31, 2001 was $3.8 million, compared to $6.0 million on March 31, 2000. We expect to be able to fill the entire backlog during the first quarter of the current fiscal year.


SALES  AND  DISTRIBUTION

     Our products are primarily sold to OEMs, which incorporate our components as part of new, fully-assembled mountain bikes sold worldwide, and through distributors or, in some cases, directly to IBDs, each of whom serve the retail accessory market. For the fiscal year ended March 31, 2001, approximately 77% of our net sales were to OEMs and approximately 23% were to distributors and IBDs. OEM customers are important to us, since bicycle suspension has evolved from an accessory niche component into standard equipment found on higher quality mountain bikes. The following table demonstrates the historical pattern in our customer base and product distribution:



                                  Years Ended March 31,
                 -------------------------------------------------------------
(in thousands)          2001               2000                   1999
                 -------------------  -------------------  -------------------
                             % of                 % of                 % of
                    Net       Net        Net       Net        Net       Net
                   Sales     Sales      Sales     Sales      Sales     Sales
                 ---------  --------  ---------  --------  ---------  --------

OEMs............  $ 57,089      77%   $ 55,495       79%   $ 73,999        85%

Distributors
  and IBDs......    16,956      23%     14,768       21%     12,864        15%
                 ---------  --------  ---------  --------  ---------  --------
      Total..... $  74,045     100%   $ 70,263      100%   $ 86,863       100%
                 =========  ========  =========  ========  =========  ========


     We believe that our products play an important role in the sale of bikes by OEMs, and that OEMs are aware of the influence that our brand and name have on a consumer's selection of a mountain bike. In addition to our strong brand name, we believe that OEMs also choose our products for product innovation, reliability and quality. We have seen growth in our aftermarket channel in the last few seasons, primarily due to our release of new model year product to the aftermarket earlier in the season, and a maturing mountain biking market, who have proved more willing to upgrade their existing bicycles with new shocks.

     We currently sell to over 266 OEM accounts worldwide. A substantial portion of our sales flow from the export of our products, a significant portion of which includes products shipped to Asian manufacturing subcontractors for certain U.S.-based OEMs.

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

     Sales to distributors and IBDs generally trail the OEM process, with sales to distributors at their highest during the middle of our fiscal year (August and September) and sales to dealers peaking during the following March and April. We currently have four distributors in the United States, two of whom are owned by OEM customers, and approximately 64 additional distributors worldwide. We believe that sales of our products through OEM-owned distributors are an important revenue source for OEMs and further strengthen our relationships with our major customers. Distributors generally purchase our products for resale to IBDs and generally also provide worldwide servicing and marketing support for all of our products. In the U.S., we generally sell directly to IBDs product quantities that are too small for third-party distributors to process.

     As of March 31, 2001 we had approximately 29 employees performing sales and customer service functions. Our principal sales activities are based in the United States. In addition, we have a sales representative office with 7 contract employees based in Bern, Switzerland. We also have five employees based in our Taiwan branch office. Our customer service activities include a warranty program managed by an in-house technical support department in the U.S. and a distributor network of technicians outside the U.S.

     In fiscal 2001, approximately 52% of our sales represented sales to our 10 largest customers, such as Trek, Merida, and Giant, several of which purchase product as both an OEM customer and a distributor. Sales to our largest customer represented 11% of our net sales in fiscal 2001. At March 31, 2001, our OEM customer with the largest accounts receivable balances accounted for approximately 11% of our accounts receivable. As of March 31, 2001, we had no long-term contracts with any of our customers.


MARKETING

     We believe that our brand image, in combination with the performance features of our products, is an important element in a consumer's decision to purchase our suspension as an accessory product and that our OEM customers recognize the strength of our brand name as a contributing factor in a consumer's choice of mountain bikes.

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

     We advertise our products in a variety of U.S. and international consumer and trade bicycle publications, including BICYCLING, BIKE, DIRT RAG, MOUNTAIN BIKE, MOUNTAIN BIKE ACTION, MOUNTAIN BIKING, VELO NEWS and BICYCLE RETAILER, as well as on the World Wide Web. Our goal is to expand awareness of our brand name and to support product line segmentation with advertising campaigns built around the SID, PSYLO, JUDY, and other product lines. We also seek to increase our editorial exposure in bicycle print media by working closely with magazine editors in the U.S. and Europe. We believe that our focus on editorial content has helped maintain high visibility for our brand name and our products.

     We currently support our brand name in the retail bike market by providing brochures that are designed to help explain the technical performance features of our products. We generally provide brochures at cost or for free to distributors and IBDs. We believe that we also maintain a strong presence at national and international tradeshows. As part of our retail marketing efforts, we market a line of mountain bike clothing. The clothing line includes T-shirts, cotton jerseys and hats. We sell our clothing line to distributors and directly to consumers at race events.

     Our sales and marketing expenditures totaled approximately $5.6 million, $6.2 million, and $5.3 million in fiscal years 2001, 2000, and 1999, respectively. Future sales and marketing expenditures are expected to decrease slightly, as we settle in to our Colorado operations.


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

     We compete with several component companies that manufacture front suspension products, including, among others, Answer Products, Inc., a division of LDI, Ltd., which manufactures Manitou products, Rapid Suspension Technology USA, Inc. (RST), Marzocchi SpA, and SR Suntour USA, Inc. We also compete with several component companies that manufacture rear shocks, including, among others, Fox Factory, Inc., RST, Risse Racing Technology, Inc., Amp, Marzocchi and Girvin, Inc. We believe that we currently have the leading market share in front suspension forks, and that we are the second largest producer of rear suspension in the global bicycle industry.

     Today, Cannondale Corporation is the only major OEM that has its own brand of suspension products. Cannondale also makes its suspension products available to the retail accessory market.

     In order to build or retain market share, we must continue successfully to compete in areas that influence the purchasing decisions of OEMs, distributors, IBDs and consumers, including design, price, quality, technology, distribution, marketing, style, brand image and customer service. We cannot assure you that any number of bicycle component manufacturers, OEMs or other companies, including those that are larger and have greater resources than we do and who currently do not provide bicycle suspension products or do so on a limited basis, will not become direct or more significant competition for us. In addition, OEMs frequently design their bicycles to meet certain retail price points, and, as a result, may choose not to use a suspension product or may select a lower priced product of ours or a competing product in order to incorporate other components in a bicycle's specifications that the OEM perceives as being desirable to the consumer. We could face competition from existing or new competitors that introduce and promote suspension products or other bicycle components perceived by the bicycle industry or consumers to offer price or performance advantages to, or otherwise have greater consumer appeal than, our products.


INTELLECTUAL  PROPERTY

     We  rely  on  a  combination of patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology in order to secure and protect our intellectual property rights. Several patents have been issued covering aspects of many of our suspension products in the United States and abroad. These patents specifically cover internal oil damping components, structural components, adjustment methods, and numerous items specifically related to bicycle fork and shock performance. None of the patents that we are currently using to enforce our property rights have an expiration date before 2007. We cannot assure you, however, that our present or future patents will adequately protect our technologies, or that patents relating to such technologies will not be successfully challenged or circumvented by competitors.

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

     We cannot assure you that our patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology will adequately protect us from potential infringement or misappropriation by third parties. We intend to enforce our intellectual property rights, and may be required to undertake litigation to do so. Any such litigation could result in substantial cost to and diversion of effort by us. In addition, due to considerations relating to, among other things, cost, delay or adverse publicity, we cannot assure you that we will elect to enforce our intellectual property rights in every instance.

     We have received, and may receive in the future, claims asserting infringement by us of intellectual property rights held by third parties. We have recently been named defendant in two pending lawsuits, Halson Designs, Inc.
                                                          ----------------------
v.  RockShox,  Inc.,  Civil Action No. 00-1578-PA, in the United States District
-------------------
Court  for  the District of Oregon, and Answer Products, Inc. v. RockShox, Inc.,
                                        ---------------------------------------
Case No. CV 01-02635 ER (RZx), in the United States District Court for the Central District of California. The Company is vigorously defending both lawsuits. Such lawsuits may result in substantial cost to and diversion of effort by us, and could have a material adverse effect on us.


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


PRODUCT  RECALL

     Bicycles and bicycle components, including suspension products, are frequently subject to product recalls, corrective actions and manufacturers' bulletins. Prior to 2001, RockShox had conducted five voluntary corrective actions. None of these five corrective actions has been financially material to us. In fiscal year 2001, RockShox, in voluntary cooperation with the CPSC, conducted a recall of the 2001 model year Metro, Jett and Judy TT model suspension forks. Following up on reports of failures in the field, we determined that there was a potential for failure of a structural component, the compression rod, under a unique set of conditions. To protect our customer's health and safety, RockShox immediately contacted the CPSC and initiated a program to retrofit over 220,000 forks in 26 countries. The recall was announced on October 12, 2000 and all retrofit kits were shipped and forks reworked by November 30, 2000. The cost for this recall and retrofit program was approximately $1.9 million.

     The number of suspension products sold by us has dramatically increased since we were founded in 1989. New product introductions are occurring frequently, and our products may not have been used by riders for a period of time sufficient to determine all of the effects of prolonged use and the environment on such products. As a result, we cannot assure you that there will not be recalls, corrective actions or other activity voluntarily or involuntarily undertaken by us or involving the CPSC or other regulatory bodies on a more frequent basis or at a higher cost than in the past, involving past, current or future products, including those products previously subject to voluntary corrective action, any of which could have a materially adverse effect on us or our prospects.


SEASONALITY

     See "Selected Quarterly Financial Data; Seasonality" under Item 7 for a discussion regarding seasonality.


FINANCIAL  INFORMATION  ABOUT  GEOGRAPHIC  AREAS

     See Note 12 to the Notes to the Consolidated Financial Statements for a discussion regarding our foreign operations.


EMPLOYEES

     As of March 31, 2001, a seasonal low point, we employed approximately 287 full-time employees. As we continued to close the California operations, we employed approximately 240 full-time employees on May 31, 2001. As we move to our seasonal high production demands, we plan to employ approximately 300 full-time employees by July 2001. We are not a party to any labor agreements and none of our employees are represented by a labor union. We consider our relationship with our employees to be good and have never experienced a work stoppage.


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

  -- Our failure to introduce sufficient technological advances or lack of timely introduction of sufficient new products, or if introduced, the lack of commercial success of such products, could have a material adverse effect on us.

  -- Competition from existing or new competitors that introduce and promote suspension products or other bicycle components perceived by the bicycle industry or consumers to offer price or performance advantages to or that otherwise have greater consumer appeal than our products could have a material adverse effect on us.

  -- The costs attendant to our defense of, or an adverse judgment regarding, the patent lawsuits brought by Halson or Answer Products could have a material adverse effect on us.

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

  -- Adverse publicity relating to mountain bike suspension or mountain biking generally, or publicity associated with actions by the CPSC or others expressing concerns about the safety or function of our products, other suspension products or mountain bikes, could have a material adverse effect on us.

  -- Any decline in general economic conditions, uncertainties regarding economic prospects or changes in other economic factors that affect consumer spending could have a material adverse effect on our direct customers (OEMs, distributors, IBDs) and, therefore, on us.


ITEM  2.    PROPERTIES

     Our headquarters are located in an approximately 102,500 square foot building in Colorado Springs, Colorado, pursuant to a lease that expires in 2011. Approximately 25,000 square feet of the former headquarters building in San Jose, California has been sublet to a third party for the remainder of the master lease. We lease two other facilities of approximately 15,000 and 100,000 square feet in the San Jose area pursuant to a lease that expires in 2002. The larger facility in San Jose includes 50,000 square feet that is not currently being used by us, and we continue to attempt to sublease this unused portion. The 15,000 square-foot facility is not currently being used by us, and has been subleased in its entirety until the end of the lease term. We believe that our existing facilities are adequate to meet our existing requirements.


ITEM  3.    LEGAL  PROCEEDINGS

      We are involved in certain legal matters in the ordinary course of business, including the alleged infringement of patents in the Halson and Answer Products cases. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable. See "Certain Factors That May Affect the Company's Business and Future Results."

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.


                                    PART II

ITEM  5.    MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
            MATTERS

     From September 26, 1996 through October 30, 2000, our common stock was listed on The NASDAQ Stock Market under the symbol "RSHX." On October 30, 2000, we received notice from the NASDAQ Stock Market that our stock would be de-listed and would be automatically eligible to be traded on the OTC Bulletin Board effective October 31, 2000. Our minimum bid price per share had been below $1.00 for over 30 consecutive days, and we were not able to evidence reasonably certain ongoing compliance with the NASDAQ National Market listing standards requirement regarding minimum bid price.

     The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported.

                                                High      Low
                                              --------  -------
     Year  ended  March  31,  2000
     -------------------------------
     First  quarter . . . . . . . . . . .      $1.66     $0.94
     Second  quarter. . . . . . . . . . .      $1.31     $0.88
     Third  quarter . . . . . . . . . . .      $2.06     $0.44
     Fourth  quarter. . . . . . . . . . .      $2.00     $0.95

     Year  ended  March  31,  2001
     -------------------------------
     First  quarter . . . . . . . . . . .      $1.16     $0.50
     Second  quarter. . . . . . . . . . .      $1.00     $0.50
     Third  quarter . . . . . . . . . . .      $0.81     $0.34
     Fourth  quarter. . . . . . . . . . .      $0.91     $0.41


     On June 27, 2001, the closing sales price per share of our common stock as reported on the OTC Bulletin Board was $0.60. On June 25, 2001, there were 1,769 shareholders of our common stock.

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

"Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               Years Ended March 31,
                                               -----------------------------------------------------
                                                 2001        2000      1999        1998       1997
                                               -------      -------   -------    --------   --------
STATEMENT OF OPERATIONS DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA):

Net sales ............................         $74,045      $70,263   $86,863    $102,203   $106,212
Cost of sales ........................          60,076       62,446    71,000      73,183     67,115
                                               -------      -------   -------    --------   --------
   Gross profit ......................          13,969        7,817    15,863      29,020     39,097
                                               -------      -------   -------    --------   --------
Selling, general and administrative
   expenses ..........................          13,351       15,850    14,163      13,363     12,137
Research, development and
   engineering expense ...............           2,346        3,594     4,907       4,873      4,801
Restructuring and non-recurring
  charges ............................           3,990          ---      (541)      3,326      6,580
                                               -------      -------   -------    --------   --------
      Income (loss) from operations ..          (5,718)     (11,627)   (2,666)      7,458     15,579
Interest expense (income) and other
   expense, net ......................              67           45      (277)       (606)     2,205
                                               -------      -------   -------    --------   --------
      Income (loss) before income
        taxes ........................          (5,785)     (11,672)   (2,389)      8,064     13,374
Provisions for (benefit from)
   income taxes ......................             308          789      (669)      2,944      5,149
                                               -------      -------   -------    --------   --------
      Income (loss) before
        extraordinary loss ...........          (6,093)     (12,461)   (1,720)      5,120      8,225
Extraordinary loss, net of tax
   benefit of $885,000 ...............             ---          ---       ---         ---      1,328
                                               -------      -------   -------    --------   --------
      Net income (loss) before
        accretion ....................          (6,093)     (12,461)   (1,720)      5,120      6,897
Accretion for dividends on
   mandatorily redeemable.............             ---          ---       ---         ---        185
                                               -------      -------   -------    --------   --------
      Net income (loss) available
         to common stockholders ......         $(6,093)    ($12,461)  ($1,720)     $5,120     $6,712
                                               =======      =======   =======    ========   ========
Income (loss) per share before
   extraordinary loss - basic.........          ($0.44)      ($0.91)   ($0.13)      $0.37      $0.71
Loss per share from extraordinary
   item - basic.......................             ---          ---        ---         ---     (0.12)
                                               -------      -------   -------    --------   --------
     Net income (loss) per share -
         basic........................          ($0.44)      ($0.91)   ($0.13)      $0.37      $0.59
                                               =======      =======   =======    ========   ========
Cash dividend per share...............              --           --        --          --         --
                                               =======      =======   =======    ========   ========
Shares used in per share
   calculation - basic................          13,761       13,761    13,761      13,717     11,430
                                               =======      =======   =======    ========   ========

Income (loss) per share before
   extraordinary loss - diluted.......          ($0.44)      ($0.91)   ($0.13)      $0.36      $0.69
Loss per share from extraordinary
   item - diluted.....................              --           --        --          --      (0.11)
                                               -------      -------   -------    --------   --------
     Net income (loss) per share -
         diluted......................          ($0.44)      ($0.91)   ($0.13)      $0.36      $0.58
                                               =======      =======   =======    ========   ========
Shares used in per share
   calculation - diluted..............          13,761       13,761    13,761      14,030     11,641
                                               =======      =======   =======    ========   ========

                                                                Years Ended March 31,
                                               -----------------------------------------------------
                                                 2001         2000       1999      1998       1997
                                               -------      -------    -------   --------   --------
BALANCE SHEET DATA (IN THOUSANDS):
Working capital ...................            $7,848       $10,647    $20,067    $22,372    $23,722
Total assets ......................            29,783        35,804     48,765     52,259     45,875
Total debt ........................             1,183            --         --         --         --


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

     We have substantial export sales, a significant portion of which include products shipped to Asian manufacturing subcontractors for certain U.S.-based OEMs. We believe that a substantial portion of these products are ultimately shipped back to the U.S. and sold domestically by OEMs. We recognize revenue upon shipment of the product and transfer of title. To date, product returns have not been material.

     While our gross margins are generally higher on retail accessory market sales compared to OEM sales, OEM sales generate higher unit volume, which allows us an opportunity to capitalize on manufacturing efficiencies. Research, development and engineering costs are expensed as incurred.

RESULTS  OF  OPERATIONS

     The following table sets forth operations data as a percentage of net sales for the periods indicated.

                                                      Years Ended March 31,
                                               --------------------------------
                                                    2001      2000       1999
                                               ----------  ---------  ---------

Net sales.....................................     100.0%    100.0%     100.0%
Cost of sales.................................      81.2%     88.9%      81.7%
   Gross profit...............................      18.8%     11.1%      18.3%
Selling, general and administrative expense...      18.0%     22.5%      16.3%
Research, development and engineering expense.       3.2%      5.1%       5.6%
Restructuring and non-recurring charges.......       5.4%      0.0%      (0.6%)
   Income(loss)from operations................      (7.8%)   (16.5%)     (3.1%)


FISCAL YEAR ENDED MARCH 31, 2001 (FISCAL 2001) COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000 (FISCAL 2000)

     NET SALES. Net sales for the year ended March 31, 2001 increased by 5.4% to approximately $74.0 million compared to approximately $70.3 million for the year ended March 31, 2000. OEM sales increased in fiscal 2001 by 2.7% to approximately $57.0 million compared to approximately $55.5 million in fiscal 2000. Aftermarket sales increased by 14.9% to approximately $17.0 million compared to approximately $14.8 million in fiscal 2000. The increase in aftermarket sales was due primarily to more timely fulfillment of orders in 2001. Also, the Psylo product was well-received by the aftermarket, filling a new niche in the marketplace.

     Export sales, a significant portion of which included products shipped to Asian manufacturing subcontractors for certain U.S.-based OEMs, accounted for approximately 73.6% and approximately 70.1% of net sales in fiscal 2001 and 2000, respectively.

     GROSS MARGIN. Gross margin (gross profit as a percentage of net sales) for fiscal 2001, increased to 18.9% compared to approximately 11.1% in fiscal 2000. The gross margin improvement is due to fixed overhead costs being better absorbed through higher sales volumes, manufacturing efficiencies and better management of inventories in fiscal 2001, offset by $1.9 million in cost due to the 2001 product recall. In fiscal year 2000, RockShox incurred a charge of $2,900,000 relating to inventory obsolescence reserve, compared to a net charge of $740,000 in 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expenses before relocation charges for fiscal 2001 decreased by approximately 15.8% to approximately $13.4 million (or approximately 18.0% of net sales) from $15.9 million, or 22.5% of net sales for the prior year. The decrease in these costs is primarily a function of headcount reductions as a result of the relocation, and curtailed discretionary spending.

     RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSE. Research, development and engineering ("R&D") expense for fiscal 2001 decreased approximately 34.7% to approximately $2.3 million (or approximately 3.2% of net sales) from $3.6 million, or 5.1% of net sales for the prior year. This cost decrease corresponds with a 32% headcount reduction in R&D staff from 2000 to 2001.

     RESTRUCTURING AND NON-RECURRING EXPENSES. In March 2000, the Company approved a plan to relocate its headquarters and domestic assembly operations to Colorado Springs, Colorado. During fiscal year 2001, the Company recorded charges totaling $4.0 million related to these one-time relocation expenses. The sales, marketing, research and development, information technology, finance, and human resources divisions moved from the San Jose area, to a leased location in Colorado Springs in the summer of 2000. The Company's assembly and distribution operations remained at its San Jose until they were relocated to Colorado Springs in April 2001. The Company expects to complete its planned relocation by the summer of 2001, at a total cost of approximately $5.0 million.

     During fiscal year 1999, the Company reversed a $541,000 accrued liability primarily related to lower than expected severance costs and equipment write-downs. This reversal represents the unused portion of the $2.7 million recorded during fiscal year 1998 for the restructuring program of that year. No such charges or credits were recorded during 2000.

     INTEREST INCOME/EXPENSE. For the year ended March 31, 2001, the Company had net interest expense of approximately $148,000. For the year ended March 31, 2000, the Company had interest expense of approximately $45,000. The increase of interest expense is due to higher average line of credit balances during fiscal 2001 compared to the prior year, due in part to relocation expenses and related capital expenditures totaling over $5 million.

     INCOME TAX BENEFIT/EXPENSE. Our effective tax rate for fiscal 2001 was a 5.3% expense compared to a 6.8% expense for fiscal 2000. The sole income tax liability for the fiscal year 2001 was related to a tax rate of 25% of the profits of the Taiwanese branch operations, after a proportionate allocation of head office and recall expenses. RockShox Taiwan began operations in 2001, hence all Taiwan taxes were incurred for 2001 only. For fiscal 2000, the tax rate relates to an increase in the reserve for our deferred tax assets that had been recorded in previous years. During 2001, all tax net operating losses have been fully valued for financial reporting purposes.

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

     RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSE. Research, development and engineering ("R&D") expense for fiscal 2000 decreased approximately 26.8% to approximately $3.6 million (or approximately 5.1% of net sales) from 4.9 million or 5.6% of net sales for the prior year. As a percentage of sales, R&D remained constant when compared to fiscal 1999 when R&D was approximately 5.6% of net sales. R&D remained relatively constant when compared to fiscal net sales.

     INTEREST INCOME/EXPENSE. For the year ended March 31, 2000, the Company had interest expense of approximately $45,000. For the year ended March 31, 1999, the Company had interest income of approximately $277,000. The decrease of interest income and increase of interest expense is due to lower cash balances from lower revenue during fiscal 2000 compared to the prior year.

     INCOME TAX BENEFIT/EXPENSE. Our effective tax rate for fiscal 2000 was a 6.8% expense compared to a 28.0% benefit for fiscal 1999. The decrease in the effective tax rate was primarily due to the change in the valuation allowance, partially offset by the reversal of previously recorded tax liability under the statute of limitations.

LIQUIDITY  AND  CAPITAL  RESOURCES

     For the year ended March 31, 2001, net cash provided by operating activities was approximately $939,000, which was comprised of the net loss of approximately $6.1 million, decreased by non-cash charges for depreciation and amortization of approximately $4.9 million, $2.0 million in disposal of fixed assets, $1.4 million in income tax refunds received and $740,000 in provision for obsolete inventories. The loss was offset by $1.0 million increase in payables and other liabilities, $936,000 decrease in inventories, as well as other smaller adjustments to net cash provided by operating activities. Accounts receivable at March 31, 2001 decreased to approximately $12.4 million net of allowance for doubtful accounts, compared to approximately $12.6 million at March 31, 2000. Inventories at March 31, 2001 increased to approximately $5.8 million net of inventory reserves, compared to approximately $5.6 million at March 31, 2000.

     Net cash used in investing activities was approximately $3.4 million, which principally consisted of acquisitions of property and equipment. Net financing proceeds from borrowings against our line of credit in 2001 were $1.2 million.

     Capital expenditures totaled approximately $3.7 million for fiscal 2001 and approximately $2.4 million for fiscal 2000. The increase in capital expenditures was principally due to capital expenditures related to the relocation. As of March 31, 2001, we had purchase commitments of approximately $618,000, primarily for tooling, direct parts and machinery to be used in manufacturing beginning in fiscal 2002, which commitments are expected to be funded by cash flow from operations or available cash balances.

     On June 29, 2000 we amended our security agreement with Wells Fargo, which provides for borrowings up to $5.0 million at a base interest rate (as defined therein) plus 1.375%, and which expires in December 2001. All outstanding amounts under the facility are collateralized by our accounts receivable, inventory, equipment and intangibles. We had borrowings against the credit facility of $1.2 million at March 31, 2001, and there were no outstanding borrowings against the credit facility as of March 31, 2000.

     Our total line of credit with Wells Fargo Business Credit is $5 million, and the availability is reduced by a $1 million letter of credit pledged as security through the term of our facilities lease. We obtained a waiver from Wells Fargo for being out of compliance on our quarterly debt covenants at December 31, 2000 and March 31, 2001, due primarily to expenses associated with the 2001 recall that were not anticipated at the time the original covenants were set. We are currently negotiating a new $10 million line of credit with Wells Fargo under terms substantially similar to our current facility, which we anticipate to be executed by July 2001. We recently entered a $1.2 million subfacility through August 2001, to increase our borrowing base capacity as a function of our inventory balances.

     We have cash and cash equivalents of $1.1 million at March 31, 2001, and outstanding debt of $1.2 million. Effective June 28, 2001 we have closed on a new, expanded, credit facility with our existing lender, Wells Fargo Bank (the New Facility). The New Facility and the previous credit agreement are asset based facilities, that is, the borrowings on the related facility is limited to a percentage of our accounts receivable balances, and the borrowings are also secured by those same receivables.

     At March 31, 2001, we were in default of certain financial covenants under our previous credit agreement, and have received a waiver of such default as of that date. Our New Facility includes renegotiated financial covenants, and as a result, we are no longer in violation of any of our financial covenants or other covenants. Additionally, based upon our forecasted results for fiscal year 2002, we will continue to remain in compliance with our new revised financial covenants throughout this year. However, there is no assurance the forecasted results will be achieved.

     Management estimates that based upon our current forecasts, including anticipated funds received from the New Facility, we will require no additional funding through the end of fiscal year 2002 for the execution of our current business plan, including the financing of our anticipated capital expenditures and short-term operating losses. Should we require additional funding, we believe we have the ability to obtain this funding from one or more of the following sources:

     1. Additional asset based lending facility, including leveraging our unencumbered inventory and fixed assets;
     2.   Subordinated  debt  facility;
     3.   Sale  of  assets

RECENT  ACCOUNTING  PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, or FAS No. 133, "Accounting for

Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported as a component of comprehensive income. We adopted FAS 133, as amended, in the fiscal year ended March 31, 2001, and that adoption of FAS 133 did not have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB 101, "Revenue Recognition in Financial Statements". The adoption of SAB 101 did not have a material impact on our financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not have a material impact on our financial position or results of operations.

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


                                            Quarter Ended
                           -------------------------------------------------
                            March 31,  December 31, September 30,  June 30,
                               2001        2000         2000         2000
                           -----------  ----------   ----------  -----------
                               (in thousands, except per share amounts)

Net sales ...............    $18,082      $20,332      $23,429     $ 12,202
Gross profit.............      2,534        4,986        5,146        1,303
Operating income (loss)..     (3,639)         484          724       (3,287)
                           -----------  ----------   ----------  -----------
Net income (loss) .......    $(3,391)        $387         $178     $ (3,267)
                           ===========  ==========   ==========  ===========
Net income (loss) per
 share - basic and diluted    ($0.24)       $0.03        $0.01       ($0.24)
                           ===========  ==========   ==========  ===========
Shares used in per share
 calculations - basic and
 diluted  ...............     13,761       13,761       13,761       13,761
                           ===========  ==========   ==========  ===========

                                            Quarter Ended
                           -------------------------------------------------
                            March 31,  December 31, September 30, June 30,
                              2000         1999        1999        1999
                           -----------  ----------   ----------  ----------
                                (in thousands, except per share amounts)

Net sales ...............    $19,278      $25,500      $15,961      $ 9,524
Gross profit (loss)......        397        5,510        2,887      (   977)
Operating income (loss)..    ( 4,686)       1,115       (1,167)     ( 6,889)
                           -----------  ----------   ----------  -----------
Net income (loss) .......   $( 4,757)    $( 1,628)     $(1,123)    $( 4,953)
                           ===========  ==========   ==========  ===========
Net income (loss) per
 share - basic and diluted    ($0.35)      ($0.12)      ($0.08)      ($0.36)
                           ===========  ==========   ==========  ===========
Shares used in per share
 calculations - basic and
 diluted  ...............      13,761      13,761       13,761       13,761
                           ===========  ==========   ==========  ===========


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


ITEM  7A.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

      We considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We had no holdings of derivative financial or commodity instruments at March 31, 2001. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We believe that an increase in interest rates would not significantly affect our net loss. The majority of our revenue and capital spending is transacted in U.S. dollars, the exception being domestic Taiwan sales from our Taiwanese subsidiary.


ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

      See "Index to Consolidated Financial Statements" on page 29 for a listing of the consolidated financial statements submitted as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               PART  III


ITEM  10.   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this item will be contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on August 21, 2001 to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001, and is incorporated herein by reference.


ITEM  11.   EXECUTIVE  COMPENSATION

     The information required by this item will be contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on August 21, 2001 to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001, and is incorporated herein by reference.


ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

     The information required by this item will be contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on August 21, 2001 to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001, and is incorporated herein by reference.


ITEM  13.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this item will be contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on August 21, 2001 to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001 and is incorporated herein by reference.


                                    PART  IV


ITEM 14. EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

(a)(1) See page 28 for a listing of financial statements submitted as part of this report.

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

  3.2    Form  of  Amended  and  Restated  Bylaws  of  RockShox,  Inc.  (1)

  4      Form  of  Common  Stock  Certificate  of  RockShox,  Inc.  (1)

 10.1 Management Consulting Agreement, dated as of March 24, 1995, between TJC Management Corporation and RSx Holdings, Inc. (1)

 10.2 Form of Registration Rights Agreement among RockShox, Inc., Stephen Simons, Debra Simons, Paul Turner and other stockholders named therein. (1)

 10.3 Noncompetition Agreement, dated March 24, 1995, between RSx Holdings, Inc. and Stephen Simons. (1)

 10.4 Noncompetition Agreement, dated March 24, 1995, between RSx Holdings, Inc. and Debra Simons. (1)

 10.5 Noncompetition Agreement, dated March 24, 1995, between RSx Holdings, Inc. and Paul Turner. (1)

 10.6    Form  of  Indemnity  Agreement.  (1)

 10.7 Form of Lease, dated as of March 7, 1997, between S. Stephen Nakashima and RockShox, Inc. (2)

 10.8    Amended  and  Restated  RSx  Holdings,  Inc.  1996  Stock  Plan.  (1)

 10.9 Form of First Amendment to Standard Industrial/Commercial Multi-Tenant Lease-modified net, dated November 4, 1997, between S. Stephen
         Nakashima  and  Sally  S.  Nakashima  and  RockShox,  Inc.  (3)

10.10 Standard Industrial Sublease, dated December 8, 1997, between RockShox, Inc. and First American Records Management, Inc.(4)

10.11    RockShox,  Inc.  1998  Stock  Option  Plan.(4)

10.12 Credit agreement, dated December 10, 1999, between RockShox, Inc. and the Wells Fargo Business Credit. (5)

10.13 Employment agreement, dated December 23, 1999, between RockShox, Inc. and Bryan Kelln. (5)

10.14    Revised  Credit  Agreement with Wells Fargo, dated June 29, 2000.  (6)

10.15    Lease  for  Colorado  Springs  facility,  dated  July  1,  2000.  (6)

10.16    Subfacility  Agreement  with  Wells  Fargo,  dated  June  15,  2001.

10.17    Lease  Termination  Agreement  for  San  Jose facility, dated April 30,
         2001.

10.18 Second Amended and Restated Credit and Security Agreement with Wells Fargo, dated June 28, 2001

10.19 Export-Import Bank of the United States working Capital Guarantee Program Borrower Agreement with Wells Fargo dated June 28, 2001.

10.20    Credit and Security Agreement with Wells Fardo Dated June 28, 2001.

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

     (1) Previously filed with the Registration Statement on Form S-1 of ROCKSHOX, INC. (Registration No. 333-8069).

     (2) Previously filed with Form 10-K of RockShox, Inc. for the year ended March 31, 1997.

     (3) Previously filed with Form 10-Q of RockShox, Inc. for the quarter ended December 31, 1997.

     (4) Previously filed with Form 10-K of RockShox, Inc. for the year ended March 31, 1998.

     (5) Previously filed with Form 10-Q of RockShox, Inc. for the quarter ended December 31, 2000.


    (12) (6) Previously filed with Form 10-Q of RockShox, Inc. for the quarter ended
          June  30,  2000.

  (a)     Reports  on  Form  8-K

  (b) No reports on Form 8-K were filed by the Company during the fourth quarter of the Company's fiscal year ended March 31, 2001.

  (c) See (a)(3) above for a listing of exhibits included as a part of this report.

                                 ROCKSHOX, INC.

                                    FORM 10-K

                           ITEMS 8, 14 (a) AND 14 (d)



INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  AND FINANCIAL STATEMENT SCHEDULE

1.    Consolidated  Financial  Statements


      Report  of  Ernst  &  Young  LLP,  Independent  Auditors . . . . . . .  30


      Report  of  PricewaterhouseCoopers  LLP,  Independent  Accountants . .  31

      Consolidated  Balance  Sheets  at  March  31,  2001  and  2000 . . . .  32

      Consolidated  Statements  of  Operations  for  the  Years  Ended
          March  31,  2001,  2000  and  1999 . . . . . . . . . . . . . . . .  33

      Consolidated  Statements  of  Stockholders'  Equity  for
          the  Three  Years  in  the  Period  Ended  March  31,  2001. . . . .34

      Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
          March  31,  2001,  2000  and  1999 . . . . . . . . . . . . . . . .  35

      Notes  to  Consolidated  Financial  Statements . . . . . . . . . . . .  37


2.    Consolidated  Financial  Statement  Schedule

      Schedule  II  Valuation  and  Qualifying  Accounts . . . . . . . . . .  51

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Stockholders  and  Board  of  Directors
RockShox,  Inc.

We have audited the accompanying consolidated balance sheets of RockShox, Inc. and subsidiary ("the Company") as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits included the financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RockShox, Inc. at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that RockShox, Inc. will continue as a going concern. As more fully described in Note 2 under "Management's Plans", the Company has incurred recurring operating losses. In addition, the Company's credit facility has certain financial covenants that must be met during the term of the facility. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                              /s/  Ernst  &  Young  LLP

Denver,  Colorado
May  10,  2001, except for footnote 13 as to which the date is June 28, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of RockShox, Inc.:

In our opinion, the accompanying consolidated statements of operations, of stockholders' equity and of cash flows for the year ended March 31, 1999 present fairly, in all material respects, the results of operations and cash flows of RockShox, Inc. and subsidiaries for the year ended March 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of RockShox, Inc. for any period subsequent to March 31, 1999.


/s/PricewaterhouseCoopers  LLP


San  Jose,  California
April  27,  1999

                                 ROCKSHOX, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               March 31,
                                                         ---------------------
                                                            2001        2000
                                                         ----------  ---------
                          ASSETS
Current assets:
   Cash and cash equivalents...........................    $ 1,148      $2,832
   Accounts receivable, net of allowance for doubtful
      accounts $955 in 2001 and $1,132 in 2000.........     12,444      12,623
   Inventories.........................................      5,810       5,614
   Prepaid expenses and other current assets...........        801         380
   Deferred income taxes...............................         --       1,400
                                                         ----------  ----------
      Total current assets.............................     20,203      22,849
Property and equipment, net............................      9,309      12,567
Loan to related party..................................         15         200
Other assets...........................................        256         188
                                                         ----------  ----------
      Total assets.....................................    $29,783     $35,804
                                                         ==========  ==========


         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................     $5,658      $6,207
   Accrued liabilities.................................      5,514       5,995
   Line of credit......................................      1,183          --
                                                         ----------  ----------
      Total current liabilities........................     12,355      12,202

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.01 par value:
   Authorized:  10,000,000 shares
   Issued and outstanding:  none                                --          --
Common stock, $0.01 par value:
   Authorized:  50,000,000 shares
   Issued and outstanding: 13,761,147 shares...........        138         138
Additional paid-in capital.............................     65,928      65,928
Distributions in excess of net book value..............    (45,422)    (45,422)
Retained earnings (accumulated deficit)................     (3,135)      2,958
Accumulated other comprehensive loss...................        (81)        --
                                                         ----------  ----------
      Total stockholders' equity.......................     17,428      23,602
                                                         ----------  ----------
      Total liabilities and stockholders' equity.......    $29,783     $35,804
                                                         ==========  ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ROCKSHOX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Years Ended March 31,
                                               ----------------------------------
                                                  2001       2000        1999
                                               ----------  ----------  ----------
Net sales.....................................   $74,045     $70,263    $ 86,863
Cost of sales.................................    60,076      62,446      71,000
                                               ----------  ----------  ----------
   Gross profit...............................    13,969       7,817      15,863
                                               ----------  ----------  ----------

Selling, general and administrative expense...    13,351      15,850      14,163
Research, development and engineering expense.     2,346       3,594       4,907
Restructuring and non-recurring...............     3,990          --        (541)
                                               ----------  ----------  ----------
   Operating expenses.........................    19,687      19,444      18,529
                                               ----------  ----------  ----------
   Loss from operations.......................    (5,718)    (11,627)     (2,666)
Interest income...............................        50          --         277
Interest expense..............................      (198)        (45)         --
Foreign currency gain.........................        81          --          --
                                               ----------  ----------  ----------
   Loss before income taxes...................    (5,785)    (11,672)     (2,389)
Provision for (benefit from)income taxes......       308         789        (669)
                                               ----------  ----------  ----------
   Net loss...................................   ($6,093)   ($12,461)    ($1,720)
                                               ==========  ==========  ==========

Net loss per share - basic and diluted........    ($0.44)     ($0.91)     ($0.13)
                                               ==========  ==========  ==========

Shares used in per share calculations - basic
            and diluted.......................    13,761      13,761      13,761
                                               ==========  ==========  ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 ROCKSHOX,  INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN  THOUSANDS)



                                                            Distribu-
                                                             tions
                                                   Addi-    in Excess   Retained   Accumulated
                                 Common Stock     tional     of Net     Earnings     Other
                               -----------------  Paid-In     Book    (Accumulated Comprehensive
                                Shares   Amount   Capital     Value      Deficit)      Loss        Total
                               -------- -------- --------- ---------- ------------ ------------- ---------

Balances, March 31, 1998.......  13,757 $    138   $65,910  $(45,422)     $17,139   $        --   $37,765
 Proceeds from exercise of
   stock options ..............       4       --        17        --           --            --        17
Tax benefits from
   disqualifying dispositions
   of common stock.............      --       --         1        --           --            --         1
Net loss and comprehensive
    loss.......................      --       --        --        --       (1,720)           --    (1,720)
                               -------- -------- --------- ---------- ------------ ------------- ---------
Balances, March 31, 1999.......  13,761      138    65,928   (45,422)      15,419            --    36,063

Net loss and comprehensive
     loss......................      --       --        --        --      (12,461)           --   (12,461)
                               -------- -------- --------- ---------- ------------ ------------- ---------
Balances, March 31, 2000.......  13,761      138    65,928   (45,422)       2,958            --    23,602

Net loss.......................                                            (6,093)                 (6,093)
Currency translation adjustment                                                             (81)      (81)
                                                               ---------
Comprehensive loss.............                                                                    (6,174)
                                ------- -------- --------- ---------- ------------ ------------- ---------
Balances, March 31, 2001 ......  13,761     $138 $  65,928  ($45,422)     ($3,135)         ($81)  $17,428
                               ======== ======== ========= ========== ============ ============= =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ROCKSHOX, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                                   Years Ended March 31,
                                               -----------------------------
                                                 2001       2000      1999
                                               --------- --------- ---------
Cash flows from operating activities:
   Net loss...................................  ($6,093) ($12,461)  ($1,720)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
   Reversal of restructuring and non-recurring
      charges.................................      --        --       (541)
   Depreciation ..............................    4,937     4,951     5,783
   Loss on disposal of fixed assets...........    1,963       531        --
   Provision for doubtful accounts............       23       500       226
   Provision for excess and obsolete
      inventories.............................      740     2,200     3,041
   Non-cash compensation......................      200        --        --
   Valuation allowance established against and
      changes in deferred income tax assets...       --     2,662       477
Changes in operating assets and liabilities:
   Income tax refunds received................    1,400
   Accounts receivable........................      156     1,989    (6,108)
   Inventories................................     (936)    1,360      (634)
   Prepaid expenses and other current assets..     (421)      287       296
   Accounts payable and accrued liabilities...   (1,030)     (500)     (958)
                                               --------- --------- ---------
    Net cash provided by (used in)
     operating activities.....................      939     1,519      (138)
                                               --------- --------- ---------
Cash flows from investing activities:
   Purchase of property and equipment.........   (3,655)   (2,442)   (6,643)
   Other long-term assets.....................      (83)       --        --
   Proceeds from disposal of fixed assets.....       13       200       (36)
   Loan to related party......................       --      (200)       --
                                               --------- --------- ---------
    Net cash used in investing activities.....   (3,725)   (2,442)   (6,679)
                                               --------- --------- ---------
Cash flows from financing activities:
   Proceeds from exercise of stock options ...       --        --        17
   Tax benefits from disqualifying
     dispositions of common stock.............       --        --         1
   Proceeds from short-term borrowings........    3,782     4,000     2,000
   Repayment of short-term borrowings and
     bank debt................................   (2,599)   (4,000)   (2,000)
                                               --------- --------- ---------
Net cash provided by financing activities.        1,183        --        18
                                               --------- --------- ---------
Effects of exchange rate on cash                    (81)       --        --
Net decrease in cash and cash equivalents.....   (1,684)     (923)   (6,799)
Cash and cash equivalents, beginning of
  period......................................    2,832     3,755    10,554
                                               --------- --------- ---------
Cash and cash equivalents, end of period......   $1,148    $2,832   $ 3,755
                                               ========= ========= =========

Supplemental disclosure of cash flow information:
     Income taxes paid..........................     $243       $--     $--
     Interest paid..............................     $198       $45     $21



              The  accompanying  notes  are  an  integral  part  of  these consolidated  financial  statements.

                                ROCKSHOX,  INC.

              NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.    NATURE  OF  OPERATIONS:

      ROCKSHOX, INC. ("the Company") designs, manufactures and markets high performance bicycle suspension products. The Company's products are primarily sold to bicycle manufacturers ("OEMs"), who incorporate ROCKSHOX branded components as part of new, fully assembled mountain bikes sold worldwide, and directly to independent bicycle dealers ("IBDs") and through distributors (together with IBDs, "the retail accessory market"). For the years ended March 31, 2001, 2000, and 1999 approximately 77%, 79% and 85% respectively, of the Company's total net sales were to OEMs and the balance of the Company's total net sales were to the retail accessory market.

     MANAGEMENT'S  PLANS

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a net loss of approximately $6.1 million for the year ended March 31, 2001. Continuation of the Company as a going concern is dependent upon its ability to generate sufficient cash flow to fund working capital and to ultimately sustain profitability. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The Company is positioning itself to be able to generate sufficient cash flow to fund working capital by the end of fiscal year 2002 primarily through continuing cost reduction plans and borrowings under its secured credit agreement. Should the Company require additional funding, management believes it could obtain this funding from one or more of the following: a) additional asset based lending facility; b) subordinated debt facility; c) sale of assets.

     Management believes these resources will be adequate to fund its operating and capital requirements through the end of fiscal 2002. There can be no assurance financing will be available in amounts or on terms acceptable to the Company, if at all. Should the Company be unsuccessful in its efforts to raise capital, management may be required to modify or curtail its plans.

2.    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

      PRINCIPLES  OF  CONSOLIDATION:

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and amounts have been eliminated.

      USE  OF  ESTIMATES:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      The company manufactures product in the United States, in addition the Company subcontracts to have certain of its low-end products manufactured in Taiwan. The bicycle industry is, and many of the Company's OEM customers are, highly dependent on manufacturing in overseas locations. Changes in economic conditions, currency exchange rates, tariff regulations, local content laws or other trade restrictions or political instability ("International Conditions") could adversely affect the cost or availability of products sold by or to the bicycle industry as a whole and the Company's OEM customers in particular, any of which could have a material adverse effect on the Company or its prospects. In addition, insufficient international consumer demand for mountain bikes and related products, including the Company's products, whether due to changes in International Conditions, consumer preferences or other factors, could have a material adverse effect on the Company or its prospects.

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

       The Company, which performs ongoing credit evaluations of its customers, generally does not require collateral, and maintains allowances for potential credit losses. At March 31, 2001 and 2000, one OEM customer accounted for 11% and 23%, respectively, of accounts receivable. At March 31, 2001 and 2000, one OEM customer accounted for 11% and 15%, respectively, of revenues. For the year ended March 31, 1999 two customers accounted for 17% and 16% of the Company's revenue.

      CASH  AND  CASH  EQUIVALENTS:

      The Company considers all investments purchased with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. Substantially all cash balances are held in either a financial institution domiciled in the United States, or an affiliated financial institution in Taiwan.

     The financial statements of the Company's subsidiary located outside the United States are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in equity adjustment from translation, a separate component of stockholders' equity. Income and expense items are translated at average rates of exchange. Gains and losses on foreign currency transactions of this subsidiary are included in net earnings (loss).

      INVENTORIES:

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or at market.

      PROPERTY  AND  EQUIPMENT:

      Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight line method. Major additions and betterments are capitalized, while replacements, maintenance and repairs that do not improve or extend the life of the assets are charged to expense as incurred. Leasehold improvements are amortized over the length of the lease or their estimated useful life, whichever is less. In the period assets are retired or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss on disposal is included in results of operations.

                                                Depreciable
                                                  life
                                                -----------
Computer  equipment,
  furniture  and  fixtures . . . . . . . . . .  3-7  years
Machinery  and  equipment. . . . . . . . . . .  3-10 years
Tooling  . . . . . . . . . . . . . . . . . . .  1-2  years
Leasehold  improvements  . . . . . . . . . . .  up to 7 years

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

      WARRANTY:

      All of the Company's suspension products are covered by a one-year limited warranty. Estimated future costs of repair, replacement or customer accommodation are accrued and charged to cost of sales based upon estimates of future product returns and repair costs derived from historical product sales information and analyses of historical data. In estimating the level of accrual, the Company's management makes assumptions relating to the level of product returns and costs of repair. Management performs quarterly reviews of the adequacy of these assumptions based on historical experience, adjusting warranty reserves for any warranty matters whose warranty period have lapsed, or matters that have become inactive, as well as repair trends indicating that new warranty accruals are required.

     On October 5, 2000, the Company issued a stop sell notice for 2001 Judy TT, Judy TT Special, Jett and Metro front suspension forks. Working with the Consumer Product Safety Commission, the Company subsequently implemented a recall for these forks. The accrued recall costs of $2.0 million, recorded within cost of sales for the second quarter of fiscal 2001, were subsequently adjusted to a cumulative total of $1.9 million in the fourth quarter.

      ADVERTISING  COSTS:

      Advertising costs are charged to operations as incurred. Advertising costs were $1,475,000, $1,871,000, and $1,701,000 for the years ended March 31, 2001,
2000,  and  1999,  respectively.

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

      COMPREHENSIVE  INCOME:

      Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components (revenue, expenses and gains and losses) in a full set of financial statements. There was no impact on the Company's financial position, results of operations or cash flows for the years ended March 31, 2000 and 1999; comprehensive and net loss were the same. For the year ended March 31, 2001, comprehensive loss included the net loss of $6,093,000 and a foreign currency translation adjustment of $81,000.

     RECENT  ACCOUNTING  PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, or FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported as a component of comprehensive income. The Company adopted FAS 133, as amended, in the fiscal year ended March 31, 2001; that adoption of FAS 133 did not have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB 101, "Revenue Recognition in Financial Statements". The Company adopted SAB 101 in the fiscal year ended March 31, 2001. This adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

     EARNINGS  PER  SHARE:

     Basic and diluted earnings per share ("EPS") are computed in accordance with SFAS 128, "Earnings Per Share". Basic EPS is computed by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period.
Dilutive potential common shares, of which there were none in the years ended March 31, 2001, 2000 and 1999, consist of incremental common shares issuable upon exercise of stock options and warrants for all periods. As of March 31, 2001, 2000, and 1999 options to purchase 1,939,380, 918,686, and 1,200,069 shares, respectively, were not included in the earnings per share calculation as the effect was anti-dilutive.

STOCK-BASED  COMPENSATION

      The Company accounts for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and provides pro forma disclosure in
Note 9 to the financial statements as if the measurement provisions of SFAS No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," had been adopted.

3.     RESTRUCTURING  AND  NON-RECURRING:

      Restructuring and non-recurring expenses (income) comprise the following (IN THOUSANDS):

                                             Years Ended March 31,
                                       --------------------------------
                                          2001       2000       1999
                                       ---------  ----------  ---------

Relocation expenses .................. $   3,014  $       --  $     --

Reversal of restructuring plan charges        --          --      (541)
Write down of equipment related to
  relocation..........................       976          --        --
                                       ---------  ---------- ----------
                                       $   3,990          --     ($541)
                                       =========  ========== ==========


     During fiscal year 2001, the Company recorded charges totaling $4.0 million related to the one-time relocation expenses incurred for moving the Company's operations to Colorado Springs, Colorado. The sales, marketing, research and development, information technology, finance, and human resources divisions moved from the San Jose area, to a leased location in Colorado Springs in the summer of 2000. The Company's assembly and distribution operations remained at its San Jose until they were relocated to Colorado Springs in April 2001. The Company expects to complete its planned relocation by the summer of 2001, at a total cost of approximately $5.0 million.

   During fiscal year 1999, the Company reversed a $541,000 accrued liability primarily related to lower than expected severance costs and equipment write-downs. This reversal represents the unused portion of the $2.7 million recorded during fiscal year 1998 for the restructuring program of that year. No such charges or credits were recorded during 2000.

4.     INVENTORIES, NET OF ALLOWANCE FOR EXCESS AND OBSOLESCENCE (IN THOUSANDS):


                                              March 31,
                                       ----------------------
                                           2001       2000
                                       ----------  ----------
     Raw materials ..................  $    4,678  $    3,779
     Finished goods .................       1,132       1,835
                                       ----------  ----------
                                       $    5,810  $    5,614
                                       ==========  ==========

     Any misjudgment by the Company or any of its OEM customers of the demand for any of its respective products may cause the Company's excess and obsolete inventory to exceed estimated allowances for such inventory. The reserve for excess inventory and obsolescence at March 31, 2001 and March 31, 2000 was $2.6 million and $3.9 million, respectively.

5.    PROPERTY  AND  EQUIPMENT,  NET  (IN  THOUSANDS):


                                            March 31,
                                      ---------------------
                                         2001        2000
                                      ---------- ----------

 Computer equipment,
   furniture and fixtures............    $5,769     $6,045
 Machinery and equipment.............    12,097     12,685
 Tooling.............................    10,689      9,610
 Leasehold improvements..............       675      1,460
                                      ---------- ----------
                                         29,230     29,800
 Less: accumulated depreciation
   and amortization..................   (20,736)   (18,035)
 Construction in progress............       815        802
                                      ---------- ----------
                                        $ 9,309    $12,567
                                      ========== ==========

     Depreciation and amortization expense on property and equipment for the years ended March 31, 2001, 2000 and 1999 was $4,937,000, $4,951,000, and
$5,783,000,  respectively.

6.    ACCRUED LIABILITIES (IN THOUSANDS):

                                            March 31,
                                      ---------------------
                                         2001        2000
                                      ---------- ----------

   Accrued payroll and benefits......    $1,629     $1,525
   Accrued warranty..................     1,676      1,861
   Accrued expenses..................       670        832
   Legal and professional accruals...       365        266
   Product liability insurance.......       348        278
   Foreign taxes payable.............       300         --
   Accrued royalties.................       296        244
   Deposits owed to sublessees.......       221        221
   Accrued rebates...................         9        768
                                      ---------- ----------
                                         $5,514     $5,995
                                      ========== ==========

      The Company had $1,676,000 and $1,861,000 in accrued warranty costs at March 31, 2001 and 2000, respectively. There can be no assurance that such accrued liabilities may not change in the future or that future warranty costs for sales made through such dates will not be greater than the amounts accrued by the Company on its consolidated financial statements, either of which could have a material adverse effect on the Company or its prospects. No provision for these possible excess warranty costs has been recorded in the accompanying financial statements.

7.     RELATED  PARTY  TRANSACTIONS:

LOAN  TO  RELATED  PARTY:

     Pursuant to his employment contract, on January 24, 2000 the Company granted President and Chief Executive Officer, Bryan Kelln, a $200,000 interest-free loan for a three-year period. Forgiveness of the loan from fiscal year to fiscal year was at the discretion of the Board of Directors based on performance. On February 10, 2001, the Board approved forgiveness of the entire principal balance and the taxes associated with the loan, totaling $361,000 in compensation. The forgiveness was in recognition of Mr. Kelln's overall leadership. Specifically, the immediate recognition of the need to restructure the business, the planning and execution of the business relocation, restructuring and downsizing from California to Colorado, the planning and execution of the global product recall, and for the bottom line, year-over-year improvement of nearly $12 million (before the recall and restructuring charges) during his first year of leadership

     The remaining loan to related party is a $15,000 interest-bearing loan to a Vice President in association with his move to Colorado Springs, which the Company anticipates to be repaid within the following year.

     CONSULTING  AND  EMPLOYMENT  AGREEMENTS:

     Prior to its initial public offering, the Company had entered into annual employment agreements (the "Employment Agreements") with the Company's former President and its former Vice President of Advanced Research, and a management consulting agreement (the "Consulting Agreement") with The Jordan Company ("Jordan"), whose principals are stockholders of the Company. Pursuant to his respective Employment Agreement, each of the former President and the former Vice President of Advanced Research received an annual salary of $250,000 through March 31, 2000, the final termination date of each agreement.

     The Consulting Agreement expired April 1, 2000. Under the terms of the Consulting Agreement, an affiliate of Jordan was entitled to a quarterly consulting fee of $62,500, potential fees relating to certain future transactions and reimbursement for any reasonable expenses.

The Company has no further obligations related to either the Employment Agreement or the Consulting Agreement.

      INVENTORY  PURCHASES:

      For  the  years  ended  March  31,  2001,  2000 and 1999, the Company paid
$851,000,  $1,622,000,  and  $1,796,000,  respectively,  to  a  supplier  of raw materials. Prior to March 18, 1994, the former President of the Company owned 50% of the common stock of this supplier. The former President sold such stock on March 18, 1994. The former President provides consulting services to this supplier, in consideration of which the former President is entitled to receive certain payments through 2002.

8.    COMMITMENTS  AND  CONTINGENCIES:

      COMMITMENTS:

      The Company leases its manufacturing and sales facilities and certain of its equipment under noncancelable operating leases that expire at various times through 2011. Certain of these leases require escalating monthly payments and, therefore, periodic rent expense is being recognized on a straight-line basis. Under these leases, the Company is responsible for maintenance costs, including real property taxes, utilities and other costs. Also, certain of these leases contain renewal options. The Company had subleased their former headquarters facility starting in August 2000, as the company relocated to Colorado Springs. The lease and respective sublease for that facility expired in April 2001.

      Total rent expense for these leases for the years ended March 31, 2001, 2000 and 1999 was $1,762,000, $1,490,000 and $1,555,000, respectively.
Additionally, the Company has a $1.0 million letter of credit outstanding as collateral for the Colorado Springs facility lease. This letter of credit reduces the Company's borrowing availability on its existing line of credit by the full amount outstanding.

     Following is a summary, by fiscal year, of future minimum lease payments under operating leases at March 31, 2001 (in THOUSANDS):


                                       Operating
                                         Lease
 Fiscal Year                            Payments
                                       ---------
  2002...............................    $1,012
  2003...............................     1,189
  2004...............................       712
  2005...............................       714
  2006...............................       748
  Thereafter.........................     3,978
                                       ---------
  Total minimum lease payments.......    $8,353
                                       =========

     As of March 31, 2001, the Company had purchase commitments of approximately $600,000, primarily for tooling and machinery to be used in manufacturing beginning in fiscal 2002.

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

     The  following  is  a  summary  of  activity  of  the  Plans:

                               Shares      Number                     Weighted
                              Available      of                        Average
Outstanding Options           for Grant    Shares    Exercise  Price    Price
--------------------------  -----------  ----------  ---------------  ---------

Balances, March 31, 1998..     290,171   1,151,613   $4.39 -  $15.00      $7.87
Options granted...........    (623,524)    623,524   $1.88 -  $ 7.13      $3.87
Options exercised.........         --       (3,916)       $4.39           $4.39
Options cancelled.........     571,152    (571,152)  $1.88 -  $15.14      $8.98
                            -----------  ----------  ---------------  ---------
Balances, March 31, 1999..     237,799   1,200,069   $1.88 -  $15.14      $5.28
Options granted...........    (625,001)    625,001   $1.02 -  $ 1.78      $1.71
Options exercised.........         --          --          --               --
Options cancelled.........     906,384    (906,384)  $1.02 -  $15.00      $5.39
                            -----------  ----------  ---------------  ---------
Balances, March 31, 2000       519,182     918,686   $1.02 -  $15.14      $2.74
Options reserved               998,000
Options granted...........  (1,263,633)  1,263,633   $0.47  -  $0.84      $0.79
Options exercised.........         --          --          --               --
Options cancelled.........     242,939    (242,939)  $0.47 -  $15.14      $3.17
                            -----------  ----------  ---------------  ---------
Balances, March 31, 2001       496,488   1,939,380   $0.47 -  $15.00      $1.38
                            ===========  ==========  ===============  =========

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

     At  March  31,  2001,  2000,  and  1999,  278,716,  99,596,  and  350,014,
outstanding options were exercisable under the Plans, at weighted average exercise prices of $2.59, $4.89, and $5.57, respectively.

      As discussed in Note 2, the Company continues to account for the Plans in accordance with APB 25. Consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                                       Years Ended March 31,
                                                  -----------------------------
                                                    2001       2000      1999
                                                  --------- --------- ---------

Net (loss)available to common stockholders -
  as reported....................................  ($6,093) ($12,461)   ($1,720)
 Net (loss)available to common stockholders -
  pro forma......................................  ($7,161) ($13,317)   ($3,428)
Net (loss) per share - basic as reported.........   ($0.44)   ($0.91)    ($0.13)
Net (loss) per share - diluted as reported.......   ($0.44)   ($0.91)    ($0.13)
Net (loss) per share - basic pro forma...........   ($0.52)   ($0.97)    ($0.25)
Net (loss) per share - diluted pro forma.........   ($0.52)   ($0.97)    ($0.25)


      The above pro-forma disclosures are not necessarily representative of the effects on reported net income (loss) for future years. The aggregate fair value and weighted average fair value per share of options granted in the years ended March 31, 2001, 2000, and 1999 were $1.1 million, $424,000, and $1.7 million and
$.84, $1.44, and $3.69, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                                   Years Ended March 31,
                                             -----------------------------------
                                                2001         2000        1999
                                             ----------- ----------- -----------

Risk-free interest rate...................       4.5%        6.0%    4.34%-5.58%
Expected life.............................       3.5         3.5         3.5
Dividend rate.............................        --          --          --
Expected volatility.......................       187%        109%        125%


     The options outstanding and currently exercisable by exercise price at March 31, 2001 were as follows:

                                                           Options Currently
                           Options Outstanding                 Exercisable
                    -----------------------------------  ----------------------
                                  Weighted
                                   Average    Weighted                Weighted
                                  Remaining    Average                 Average
    Range of          Number     Contractual  Exercise     Number     Exercise
  Exercise Prices   Outstanding  Life (Years)   Price    Exercisable    Price
------------------- -----------  -----------  ---------  -----------  ---------

  $0.47  -   $0.84   1,196,118         9.16      $0.80           --      $  --
  $1.02  -   $1.88     567,001         8.61       1.76      187,417       1.77
  $2.28  -   $3.84      72,500         7.65       2.80       36,250       2.80
  $4.75  -   $4.75      91,586         7.18       4.75       45,859       4.75
  $7.13  -  $15.00      12,175         6.83       7.92        9,190       7.96
                    -----------                          -----------
                     1,939,380         8.88      $1.38      278,716      $2.59
                    ===========                          ===========



10.   INCOME  TAXES:

      The components of the provision for (benefit from) income taxes, which arise from domestic and Taiwanese income, are summarized as follows (IN THOUSANDS):


                                               Years Ended March 31,
                                         -------------------------------
                                            2001       2000       1999
                                         ---------  ---------  ---------
Current:
      State.........................     $     --   $     --   $     --
      Federal.......................           --     (1,873)    (1,146)
      Foreign.......................          308         --         --
                                         ---------  ---------  ---------
                                              308     (1,873)    (1,146)
                                         ---------  ---------  ---------
Deferred:
      State.........................         (260)    (  346)       153
      Federal.......................       (1,003)    (3,967)       324
                                          --------  ---------  ---------
                                           (1,263)    (4,313)       477
      Change in valuation allowance         1,263      6,975         --
                                         ---------  ---------  ---------
                                               --      2,662        477
                                         ---------  ---------  ---------
                                         $    308   $    789     ( $669)
                                         =========  =========  =========

      The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the provision for (benefit from) income taxes reflected in the statements of operations are as follows:

                                               Years Ended March 31,
                                         -------------------------------
                                            2001      2000       1999
                                         ---------  ---------  ---------

United States statutory rate............   (34.0%)    (34.0%)    (34.0%)

States taxes, net of federal
    benefit ............................     0.3%      (2.0%)      4.9%
Foreign tax rate, Taiwan................     5.3%        --          --
Reversal of tax liability under statute
    of limitations......................      --      (14.4%)        --
Change in valuation allowance...........    33.3%      59.8%         --
Other ..................................     0.4%      (2.6%)      1.1%
                                         ---------  ---------  ---------
                                             5.3%       6.8%     (28.0%)
                                         =========  =========  =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (IN THOUSANDS):

                                                          March 31,
                                                    -------------------
                                                      2001      2000
Deferred tax assets:                                --------  ---------

Allowance for doubtful accounts...................  $   312   $    396
Allowance for excess and obsolete inventory.......      931      1,461
Accrued warranty..................................      704        671
Accrued liabilities...............................      107      1,000
Net operating loss carryovers and tax credits.....    6,418      4,928
                                                     -------  ---------
Total deferred tax asset..........................    8,472      8,456
Valuation allowance...............................   (8,238)    (6,975)
Deferred tax liabilities..........................     (234)       (81)
                                                    --------  ---------
Net deferred tax asset............................  $    --   $  1,400
                                                    ========  =========

     Deferred tax assets have been offset by a valuation allowance due to risks and uncertainties surrounding the Company's ability to generate future taxable income. The valuation allowance has been established to the extent net deferred tax assets, which consist primarily of net operating losses, cannot be carried back and utilized against prior year taxable income, and increased by $1,263,000 for the year ended March 31, 2001 to $8,238,000.

     At March 31, 2001, the Company has net operating loss carryovers for federal and state income tax purposes of approximately $18.5 million and $7.5 million, respectively, which expire in 2004 through 2006 for state purposes, and 2020 through 2021, for federal purposes.

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

     Undistributed earnings of the Company's foreign subsidiary amounted to approximately $2.0 million at March 31, 2001. Because those earnings are considered to be permanently invested, no provision for U.S. federal and state income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. However, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

11.   EMPLOYEE  BENEFIT  PLAN:

      The Company has established a defined contribution retirement plan that is intended to qualify under Section 401 of the Internal Revenue Code ("the Plan"). The Plan covers substantially all officers and employees of the Company. Company contributions to the Plan are determined at the discretion of the Board of Directors. For the years ended March 31, 2001, 2000, and 1999, Company contributions amounted to approximately $75,000, $94,000, and $87,000, respectively.

12.   BUSINESS  SEGMENT  AND  GEOGRAPHICAL  INFORMATION:

      The Company currently operates in one industry segment, the bicycle industry, for financial reporting purposes, and uses one measure of profitability for its business. The Company markets its products to customers in the United States, Europe and Asia. Substantially all long-lived assets are maintained in the United States. Revenue information by geographic area, all of which are denominated in U.S. dollars, are as follows (IN THOUSANDS):


                                              Years Ended March 31,
                                         --------------------------------
                                            2001        2000       1999
                                         ---------- ---------- ----------

Asia .................................     $29,041    $26,881    $32,176
Europe ...............................      21,754     23,475     25,165
United States.........................      19,556     17,364     27,604
Other ................................       3,694      2,543      1,918
                                         ---------- ---------- ----------
                                           $74,045    $70,263    $86,863
                                         ========== ========== ==========


13.   LINE  OF  CREDIT:

      On June 29, 2000, the Company entered into a revised credit agreement providing for borrowings up to $5.0 million. Any outstanding amounts are collateralized primarily by the Company's accounts receivables, inventory, equipment and intangibles, and bearing interest at a base interest rate plus 1.375% annually (9.375% at March 31, 2001). The terms of the credit line also restricts the payment of cash dividends. The outstanding borrowings against the credit facility as of March 31, 2001 were $1.2 million, and there were no outstanding borrowings as of March 31, 2000. Additionally, the Company has a $1.0 million letter of credit outstanding as collateral for the Colorado Springs facility lease. This letter of credit reduces the Company's borrowing availability by the full amount outstanding. The existing line of credit terminates on December 10, 2001.

     The Company obtained a waiver from the lender for being out of compliance on its quarterly debt covenants at December 31, 2000 and March 31, 2001, due primarily to expenses associated with the 2001 recall that were not anticipated at the time the original covenants were set. The waiver was for each of those periods on a stand-alone basis, and no waiver exists for future periods.

     Effective June 28, 2001, the Company entered into an amended, expanded credit facility in the amount of $10 million with the existing lender (the New Facility) under terms substantially similar to the previous facility. Any outstanding amounts bear interest at a base interest rate plus .725% annually. The New Facility terminates on December 10, 2003.

14.  QUARTERLY FINANCIAL DATA - UNAUDITED (in thousands, except per share data):


                            ---------------------------------------------------
                             March 31,  December 31,  September 30,   June 30,
 Quarter Ended                  2001       2000           2000          2000
                            ----------  ------------  -------------  ----------
                                (in thousands, except per share amounts)

Net sales ...............   $  18,082   $    20,332   $     23,429   $  12,202
Gross profit.............       2,534         4,986          5,146       1,303
Operating income (loss)..      (3,639)          484            724      (3,287)

Net income (loss) .......   $  (3,391)  $       387   $        178   $  (3,267)
                            ==========  ============  =============  ==========
Net income (loss) per
 share - basic and diluted     ($0.24)  $      0.03   $       0.01      ($0.24)
                            ==========  ============  =============  ==========
Shares used in per share
 calculations - basic and
 diluted ................      13,761        13,761         13,761      13,761
                            ==========  ============  =============  ==========

                            ----------------------------------------------------
Quarter Ended                March 31,   December 31,  September 30,    June 30,
                               2000         1999         1999            1999
                            -----------  ------------  -------------  ----------
                                  (in thousands, except per share amounts)

Net sales ...............   $   19,278   $    25,500   $     15,961   $   9,524
Gross profit (loss)......          397         5,510          2,887        (977)
Operating income (loss)..      ( 4,686)        1,115         (1,167)     (6,889)

Net (loss)...............   $  ( 4,757)  $    (1,628)  $     (1,123)  $  (4,953)
                            ===========  ============  =============  ==========
Net (loss) per share -
  basic and diluted......       ($0.35)       ($0.12)        ($0.08)     ($0.36)
                            ===========  ============  =============  ==========
Shares used in per share
 calculations - basic and
 diluted.................       13,761        13,761         13,761      13,761
                            ===========  ============  =============  ==========


     During the fourth quarter of fiscal year 2001, the Company recorded two significant adjustments. One adjustment related to underburdened standard labor rates and related overhead. This adjustment reduced fourth quarter results by approximately $317,000. The other adjustment related to the overaccrual of anticipated bonus payouts that were recorded throughout the fiscal year at a higher rate than the actual payout amount. As a result, the accrued bonuses were reduced in the fourth quarter of fiscal year 2001, which increased fourth quarter results by approximately $407,000.

SCHEDULE  II
                               ROCKSHOX,  INC.

                      VALUATION  AND  QUALIFYING  ACCOUNTS

                  YEARS  ENDED  MARCH  31,  1999,  2000  AND  2001
                               (IN  THOUSANDS)


                                                        Deduc-
                              Balance at  Charged       tions
                              Beginning   to Costs       and     Balance at
                                  of        and         Write      End of
Description                     Period    Expenses       Offs      Period
----------------------------  ----------  ----------  ---------  ----------

As of March 31, 1999:
Allowance for excess and
   obsolete inventory .....   $   2,989   $  3,041    $(2,721)   $  3,309
Allowance for doubtful
   accounts ...............       1,037        226       (563)        700

As of March 31, 2000:
Allowance for excess and
   obsolete inventory .....      $3,309   $  2,835    $(2,207)   $  3,937
Allowance for doubtful
   accounts ...............         700        500        (68)      1,132

As of March 31, 2001:
Allowance for excess and
   obsolete inventory .....      $3,937    $   740    $(2,060)   $  2,617
Allowance for doubtful
   accounts ...............       1,132         23       (200)        955

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ROCKSHOX,  INC.


      Date:  June  28,  2001            By:   /s/  Chris  Birkett
                                           ---------------------------------
                                                Chris  Birkett
                                                Vice  President,
                                                Chief Financial Officer and
                                                Secretary

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

          Signature                          Title                     Date
-----------------------------  ----------------------------------  -------------

By: /s/ Bryan Kelln            Chief Executive Officer, President  June 28, 2001
   --------------------------    and Director
        Bryan Kelln            (Principal Executive Officer)


By: /s/ STEPHEN W. SIMONS      Chairman of the Board and Director  June 28, 2001
   --------------------------
        Stephen W. Simons


By: /s/ Chris Birkett          Vice President, Chief Financial     June 28, 2001
   --------------------------    Officer and Secretary
        Chris Birkett


By: /s/ JOHN W. JORDAN II      Director                            June 28, 2001
   --------------------------
        John W. Jordan II


By: /s/ ADAM E. MAX            Director                            June 28, 2001
   --------------------------
        Adam E. Max


By:   /s/ MICHAEL R. GAULKE    Director                            June 28, 2001
   --------------------------
          Michael R. Gaulke


By:  /S/ EDWARD POST           Director                            June 28, 2001
   --------------------------
        Edward Post

                 ______________________________________________
                 ==============================================
                           SECOND AMENDED AND RESTATED
                          CREDIT AND SECURITY AGREEMENT
                                 BY AND BETWEEN
                                 ROCKSHOX, INC.
                                       AND
                        WELLS FARGO BUSINESS CREDIT, INC.
                           Dated as of: June 28, 2001
                  _____________________________________________
                  =============================================

                           SECOND AMENDED AND RESTATED
                          CREDIT AND SECURITY AGREEMENT
                            Dated as of June 28, 2001


This Second Amended and Restated Credit and Security Agreement (the "Agreement")
                                                                     ----------
is entered into as of June 28, 2001 between ROCKSHOX, INC., a Delaware corporation (the "Borrower") and WELLS FARGO BUSINESS CREDIT, INC., a Minnesota
                   --------
corporation  (the  "Lender").
WHEREAS, Borrower has previously entered into a Amended and Restated Credit and Security Agreement with Lender dated as of June 28, 2000 (the "Existing Credit Agreement");
WHEREAS, Borrower has requested certain changes to the existing credit facility; WHEREAS, Lender is willing to amend and restate the Existing Credit Agreement pursuant to which Lender will continue to make loans and provide other financial accommodations to Borrower;
NOW, THEREFORE, in consideration of the promises and of the mutual covenants and agreements contained herein, the parties hereto hereby agree to amend and restate the Existing Credit Agreement as follows:

                                    ARTICLE I

                                   Definitions
                                   -----------
Section  1.1     Definitions.  For  all  purposes  of  this Agreement, except as
                 -----------
          otherwise expressly provided or unless the context otherwise requires:

(a) the terms defined in this Article have the meanings assigned to them in this Article, and include the plural as well as the singular; and

(b) all accounting terms not otherwise defined herein have the meanings assigned to them in accordance with GAAP.

"Accounts"  means all of the Borrower's accounts, as such term is defined in the
 --------
UCC, including without limitation the aggregate unpaid obligations of customers and other account debtors to the Borrower arising out of the sale or lease of goods or rendition of services by the Borrower on an open account or deferred payment basis.
"Advance"  means  a  Revolving  Advance.
 -------
"Affiliate"  or  "Affiliates"  means  any  Person  controlled by or under common
 ---------        ----------
control with the Borrower, including (without limitation) any Subsidiary of the Borrower. For purposes of this definition, "control," when used with respect to
                                             -------
any specified Person, means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise.
"Agreement"  means  this  Second  Amended  and  Restated  Credit  and  Security
 ---------
Agreement, as amended, restated, supplemented or otherwise modified from time to time.
"Availability"  means  the difference of (i) the Borrowing Base and (ii) the sum
 ------------
of (A) the then outstanding principal balance of the Revolving Note and (B) the L/C Amount.
"Availability  Reserve"  means  as  of any date of determination, such amount or
 ---------------------
amounts as Lender may from time to time establish and revise in good faith and in its reasonable judgment reducing the amount of Revolving Advances which would otherwise be available to Borrower under the lending formula(s) provided for herein: (a) to reflect events, conditions, contingencies or risks which, as determined by Lender in good faith and in its reasonable judgment, do or may affect either (i) the Collateral or its value, (ii) the assets, business or prospects of Borrower, or (iii) the security interests and other rights of Lender in the Collateral (including the enforceability, perfection and priority thereof), or (b) to reflect Lender's good faith belief that any collateral report or financial information furnished by or on behalf of Borrower to Lender is or may have been incomplete, inaccurate or misleading in any material respect, or (c) in respect of any state of facts which Lender determines in good faith constitutes an Event of Default or may, with notice or passage of time or both, constitute an Event of Default; provided however, that in no event shall
                                        -------- -------
the rebate reserves established by Borrower, from time to time, reduce the amount of Revolving Advances.
"Banking  Day"  means  a day other than a Saturday, Sunday or other day on which
 ------------
banks  are  generally  not  open  for  business  in  Pasadena,  California.
 -
"Base  Rate"  means the rate of interest publicly announced from time to time by
 ----------
Wells Fargo Bank, N.A., San Francisco, California, as its "prime rate" (which "prime rate" shall not deviate from the Wall Street Journal Prime Rate except for time lag in adjustments which shall not exceed five (5) Banking Days) or, if such bank ceases to announce a rate so designated, any similar successor rate designated by the Lender.
"Book  Net  Worth"  means  the difference between (i) the book value of tangible
 ----------------
assets of the Borrower, which, in accordance with GAAP are tangible assets, after deducting adequate reserves in each case where, in accordance with GAAP, a reserve is proper and (ii) all Debt of the Borrower.
"Borrowing  Base"  means,  at  any  time  the  lesser  of:
 ---------------
          (a) the Maximum Line minus any amounts then outstanding under the Wells Facility; or

(b) subject to change from time to time in the Lender's reasonable discretion, the sum of:

(6)     eighty  five  percent  (85%)  of  Eligible  Accounts;  and

(7)     minus  any  Availability  Reserves.

"Capital  Expenditures"  for  a  period  means  any expenditure of money for the
 ---------------------
lease, purchase or other acquisition of any fixed or capital asset. "Collateral" means all current or hereafter acquired or arising Accounts,
 ----------
Inventory,  Receivables  and  other  rights  of  payment,  Equipment,  General
Intangibles, Investment Property, commercial tort claims, farm products, as-extracted, collateral, timber, crops, deposit accounts, letters of credit, proceeds of letters of credit, chattel paper, electronic chattel paper and all sums on deposit in any Collateral Account, and any items in any Lockbox; together with (i) all substitutions and replacements for and products of any of the foregoing; (ii) proceeds of any and all of the foregoing; (iii) in the case of all tangible goods, all accessions; (iv) all accessories, attachments, parts, equipment and repairs now or hereafter attached or affixed to or used in connection with any tangible goods; (v) all warehouse receipts, bills of lading and other documents of title now or hereafter covering such goods; (vi) all sums on deposit in the Special Account; and (vii) the Life Insurance Policy.

"Collateral  Account"  means  the  "WFBCI  Account" as defined in the Collection
 -------------------                                                  ----------
Account  Agreement and the "Lender Account" as defined in the Lockbox Agreement.
------------------                                            -----------------
"Collection  Account Agreement" means the Collection Account Agreement, dated as
 -----------------------------
of December 10, 1999, by and among the Borrower, Wells Fargo Bank, National Association and the Lender.
"Commitment"  means  the  Lender's  commitment to make Advances and to cause the
 ----------
Issuer  to  issue Letters of Credit to or for the Borrower's account pursuant to
0.
"Credit Facility" means the credit facility being made available to the Borrower
 ---------------
by  the  Lender  pursuant  to  0.
"Deactivation  Period"  has  the  same  meaning  specified  in  Section  2.18.
 --------------------
"Debt"  of  any  Person means, without duplication, all items of indebtedness or
 ----
liability which in accordance with GAAP would be included in determining total liabilities as shown on the liabilities side of a balance sheet of that Person as at the date as of which Debt is to be determined. For purposes of determining a Person's aggregate Debt at any time, "Debt" shall also include the
                                                    ----
aggregate principal payments required to be made by such Person at any time under any lease that is considered a capitalized lease under GAAP. "Default" means an event that, with giving of notice or passage of time or both,
 -------
would  constitute  an  Event  of  Default.
"Default  Period"  means  any  period  of time beginning on the day a Default or
 ---------------
Event of Default has occurred and ending on the date the Lender notifies the Borrower in writing that such Default or Event of Default has been waived. "Default Rate" means an annual rate equal to three percent (3%) over the
 -------------
Floating Rate, which rate shall change when and as the Floating Rate changes. "EBITDA" for a period means, the sum of (i) pretax earnings from continuing
 ------
operations before deductions for Interest Expense, depreciation, depletion, and amortization of tangible and intangible assets extraordinary gains or losses, and expenses related to the relocation of the Borrower's operations from California to Colorado, recognized in fiscal year 2002, in each case for such period, computed and calculated in accordance with GAAP.
"Eligible  Accounts"  means  all unpaid Accounts, net of any credits, except the
 ------------------
following  shall  not  in  any  event  be  deemed  Eligible  Accounts:
(i) That portion of Accounts unpaid 90 days or more after the invoice date (in the event the Accounts have trade terms beyond 30 days, that portion of Accounts unpaid 30 days after the due date or 120 days after the invoice date, whichever is shorter);

(ii) That portion of Accounts that is disputed or subject to a claim of offset or a contra account;

(iii) That portion of Accounts not yet earned by the final delivery of goods or rendition of services, as applicable, by the Borrower to the customer;

(iv) Accounts owed by any federal unit of government, whether foreign or domestic (provided, however, that there shall be included in Eligible Accounts that portion of Accounts owed by such units of government for which the Borrower has provided evidence satisfactory to the Lender that (A) the Lender has a first priority perfected security interest and (B) such Accounts may be enforced by the Lender directly against such unit of government under all applicable laws, including, without limitation, the Federal Assignment of Claims Act of 1940, as amended, or any similar law);

(v) Accounts owed by an account debtor located outside the United States which are not (A) backed by a bank letter of credit naming the Lender as beneficiary or assigned to the Lender, in the Lender's possession and acceptable to the Lender in all respects, in its sole discretion, or
          (B) covered by a foreign receivables insurance policy acceptable to the Lender in its reasonable discretion;

(vi) Accounts owed by an account debtor that is insolvent, the subject of bankruptcy proceedings or has gone out of business;

(vii) Accounts owed by a shareholder, Subsidiary, Affiliate, officer or employee of the Borrower;

(viii) Accounts not subject to a duly perfected security interest in the Lender's favor or which are subject to any lien, security interest or claim in favor of any Person other than the Lender including without limitation any payment or performance bond;

(ix) That portion of Accounts that has been restructured, extended, amended or modified which exceeds an aggregate amount of Fifty-Thousand Dollars ($50,000);

(x) That portion of Accounts that constitutes advertising, finance charges, service charges or sales or excise taxes;

(xi) Accounts owed by an account debtor, regardless of whether otherwise eligible, if twenty-five percent (25%) or more of the total amount due under Accounts from such debtor is ineligible under clauses (i) or
          (ix)  above;

(xii) That portion of Accounts of a single debtor or its affiliates which constitute more than twenty-five percent (25%), (forty percent (40%) for Trek Bicycles subject to credit checks satisfactory to Lender) of all otherwise Eligible Accounts; and

               (xiii) Accounts, or portions thereof, otherwise deemed ineligible by the Lender in its reasonable discretion.

 "Environmental  Laws"  has  the  meaning  specified  in  0.
  -------------------
"Equipment"  means  all  of the Borrower's equipment, as such term is defined in
 ---------
the UCC, whether now owned or hereafter acquired, including but not limited to all present and future machinery, vehicles, furniture, fixtures, manufacturing equipment, shop equipment, office and recordkeeping equipment, parts, tools, supplies, and including specifically (without limitation) the goods described in any equipment schedule or list herewith or hereafter furnished to the Lender by the Borrower.
"ERISA"  means  the Employee Retirement Income Security Act of 1974, as amended.
 -----
"Event  of  Default"  has  the  meaning  specified  in  0.
 ------------------
"Floating  Rate"  means  an  annual  rate equal to the sum of the Base Rate plus
 --------------
seven hundred twenty-five thousandths percent (0.725%), which annual rate shall change when and as the Base Rate changes; provided, however, such Floating Rate
                                           --------  -------
shall be adjusted as follows: if (i) no Event of Default exists or has occurred and is continuing, and (ii) Borrower's Net Income is not less than Two Million Dollars ($2,000,000) for the fiscal year ending on March 31, 2002, the Floating

Rate shall be reduced to an annual rate equal to the sum of the Base Rate plus three hundred seventy five thousandths percent (0.375%). Such reduction shall become effective upon Lenders receipt of financial statements pursuant to
Section 6.1 reflecting the required Net Income amount as set forth above. "Funding Date" has the meaning specified in 0.
 -------------
"GAAP"  means  generally  accepted  accounting  principles,  applied  on a basis
 ----
consistent with the accounting practices applied in the financial statements described in 0, except for any change in accounting practices to the extent that, due to a promulgation of the Financial Accounting Standards Board changing or implementing any new accounting standard, the Borrower either (i) is required to implement such change, or (ii) for future periods will be required to and for the current period may in accordance with generally accepted accounting principles implement such change, for its financial statements to be in conformity with generally accepted accounting principles (any such change is herein referred to as a "Required GAAP Change"), provided that (1) the Borrower
                          --------------------
shall fully disclose in such financial statements any such Required GAAP Change and the effects of the Required GAAP Change on the Borrower's income, retained earnings or other accounts, as applicable, and (2) the Borrower's financial covenants set forth in Sections 6.12, 6.13 and 7.10 shall be adjusted as necessary to reflect the effects of such Required GAAP Change.
"General  Intangibles"  means all of the Borrower's general intangibles, as such
 --------------------
term is defined in the UCC, whether now owned or hereafter acquired, including (without limitation) all present and future patents, patent applications, copyrights, trademarks, trade names, trade secrets, customer or supplier lists and contracts, manuals, operating instructions, permits, franchises, the right to use the Borrower's name, and the goodwill of the Borrower's business. "Hazardous Substance" has the meaning specified in 0.
 --------------------
"Interest Expense" means, for a fiscal year-to-date period, the Borrower's total
 ----------------
gross interest expense with respect to the Debt of the Borrower during such period (less interest income during such period) determined in accordance with GAAP.
"Inventory"  means  all  of the Borrower's inventory, as such term is defined in
 ---------
the UCC, whether now owned or hereafter acquired, whether consisting of whole goods, spare parts or components, supplies or materials, whether acquired, held or furnished for sale, for lease or under service contracts or for manufacture or processing, and wherever located.
"Investment  Property"  means all of the Borrower's investment property, as such
 --------------------
term is defined in the UCC, whether now owned or hereafter acquired, including but not limited to all securities, security entitlements, securities accounts, commodity contracts, commodity accounts, stocks, bonds, mutual fund shares, money  market  shares  and  U.S.  Government  securities.
"Issuer"  means  the  issuer  of  any  Letter  of  Credit.
 ------
"L/C  Amount"  means  the sum of (i) the aggregate face amount of any issued and
 -----------
outstanding Letters of Credit and (ii) the unpaid amount of the Obligation of Reimbursement.
"L/C  Application" means an application and agreement for letters of credit in a
 ----------------
form  acceptable  to  the  Issuer  and  the  Lender.
"Letter  of  Credit"  has  the  meaning  specified  in  0.
 ------------------
"Loan  Documents"  means  this  Agreement,  the Note and the Security Documents.
 ---------------
"Lockbox"  has  the  meaning  given  in  the  Lockbox  Agreement.
 -------

"Lockbox  Agreement"  means  the Lockbox and Collection Account Agreement by and
 ------------------
among the Borrower, Wells Fargo Bank, National Association, Regulus West LLC and the Lender, dated as of December 10, 1999.
"Maturity  Date"  has  the  meaning  specified  in  Section  2.10.
 --------------
"Maximum  Line"  means  Ten Million Dollars ($10,000,000), unless said amount is
 -------------
reduced pursuant to Section 2.11, in which event it means the amount to which said amount is reduced.
"Minimum  Interest  Charge"  has  the  meaning  specified  in  0.
 -------------------------
"Net  Income"  has  the  meaning  defined  by  GAAP.
 -----------
"Note"  means  the  Revolving  Note.
 ----
"Obligations"  means  the  Note  and  each  and  every other debt, liability and
 -----------
obligation of every type and description which the Borrower may now or at any time hereafter owe to the Lender under this Agreement and the other Loan Documents, whether such debt, liability or obligation now exists or is hereafter created or incurred, and whether it is direct or indirect, due or to become due, absolute or contingent, primary or secondary, liquidated or unliquidated, or sole, joint, several or joint and several and including specifically, but not limited to, the Obligation of Reimbursement and all indebtedness of the Borrower arising under this Agreement, the Note, any L/C Application completed by the Borrower, or any other loan or credit agreement or guaranty between the Borrower and the Lender, whether now in effect or hereafter entered into. "Obligation of Reimbursement" has the meaning given in 0.
 -----------------------------
"Patent  and  Trademark  Security  Agreement"  means  the  Patent  and Trademark
 -------------------------------------------
Security Agreement by the Borrower in favor of the Lender, dated as of December 10, 1999.
"Permitted  Lien"  has  the  meaning  specified  in  0.
 ---------------
"Person"  means any individual, corporation, partnership, joint venture, limited
 ------
liability company, association, joint-stock company, trust, unincorporated organization or government or any agency or political subdivision thereof. "Plan" means an employee benefit plan or other plan maintained for the
 ----
Borrower's  employees  and  covered  by  Title  IV  of  ERISA.
"Premises"  means  all premises where the Borrower conducts its business and has
 --------
any rights of possession, including (without limitation) the premises legally described in Exhibit C attached hereto.
               ----------
"Receivables"  means  each  and  every  right  of the Borrower to the payment of
 -----------
money, whether such right to payment now exists or hereafter arises, whether such right to payment arises out of a sale, lease or other disposition of goods or other property, out of a rendering of services, out of a loan, out of the overpayment of taxes or other liabilities, or otherwise arises under any contract or agreement, whether such right to payment is created, generated or earned by the Borrower or by some other person who subsequently transfers such person's interest to the Borrower, whether such right to payment is or is not already earned by performance, and howsoever such right to payment may be evidenced, together with all other rights and interests (including all liens and security interests) which the Borrower may at any time have by law or agreement against any account debtor or other obligor obligated to make any such payment or against any property of such account debtor or other obligor; all including but not limited to all present and future accounts, contract rights, loans and obligations receivable, chattel papers, bonds, notes and other debt instruments, tax refunds and rights to payment in the nature of general intangibles. "Reportable Event" shall have the meaning assigned to that term in Title IV of
 -----------------
ERISA.
"Revolving  Advance"  has  the  meaning  specified  in  0.
 ------------------

"Revolving  Note" means the Borrower's revolving promissory note, payable to the
 ---------------
order  of  the Lender in substantially the form of Exhibit A hereto, as the same
                                                   ---------
may hereafter be amended, restated, supplemented otherwise modified from time to time, and any note or notes issued in substitution therefor, as the same may hereafter be amended, restated, supplemented otherwise modified from time to time.
"Security Documents" means this Agreement, the Collection Account Agreement, the
 ------------------
Lockbox Agreement, the Patent and Trademark Security Agreement and any other document delivered to the Lender from time to time to secure the Obligations, as the same may hereafter be amended, restated, supplemented otherwise modified from time to time.
"Security  Interest"  has  the  meaning  specified  in  0.
 ------------------
"Special  Account"  means  a  specified  cash collateral account maintained by a
 ----------------
financial institution acceptable to the Lender in connection with Letters of Credit, as contemplated by 0.
"Subsidiary" means any corporation of which more than fifty percent (50%) of the
 ----------
outstanding shares of capital stock having general voting power under ordinary circumstances to elect a majority of the board of directors of such corporation, irrespective of whether or not at the time stock of any other class or classes shall have or might have voting power by reason of the happening of any contingency, is at the time directly or indirectly owned by the Borrower, by the Borrower and one or more other Subsidiaries, or by one or more other Subsidiaries.
"Termination  Date"  means  the earliest of (i) the Maturity Date, (ii) the date
 -----------------
the  Borrower  terminates  the  Credit  Facility,  or  (iii) the date the Lender demands payment of the Obligations after an Event of Default pursuant to 0. "UCC" means the Uniform Commercial Code as in effect from time to time in the
 ---
state designated in 0 as the state whose laws shall govern this Agreement, or in any other state whose laws are held to govern this Agreement or any portion hereof.
"Wells  Facility"  means the credit facility extended to Borrower by Wells Fargo
 ---------------
Bank, N.A. in order to provide financing for Borrower's foreign receivables. "Wells Fargo" means Wells Fargo Bank, N.A.
 ------------

Section 1.2     Cross References.  All references in this Agreement to Articles,
                ----------------
          Sections and subsections, shall be to Articles, Sections and subsections of this Agreement unless otherwise explicitly specified.

                                   ARTICLE II

                     Amount and Terms of the Credit Facility
                     ---------------------------------------

Section 2.1     Revolving Advances.  The Lender agrees, on the terms and subject
                ------------------
          to the conditions herein set forth, to make advances to the Borrower from time to time from the date all of the conditions set forth in 0 are satisfied (the "Funding Date") to the Termination Date (the
                                 -------------
          "Revolving  Advances").  The Lender shall have no obligation to make a
           -------------------
          Revolving Advance if, after giving effect to such requested Revolving Advance, the sum of the outstanding and unpaid Revolving Advances would exceed the Borrowing Base less the L/C Amount. The Borrower's obligation to pay the Revolving Advances shall be evidenced by the Revolving Note and shall be secured by the Collateral as provided in
          0. Within the limits set forth in this 0, the Borrower may borrow, prepay pursuant to Section 2.11 and reborrow. The Borrower agrees to comply with the following procedures in requesting Revolving Advances under this 0:

(a) The Borrower shall make each request for a Revolving Advance to the Lender before 10:30 a.m. (California time) of the day of the requested Revolving Advance. Requests may be made in writing or by telephone (promptly confirmed in writing), specifying the date of the requested Revolving Advance and the amount thereof. Each request shall be by (i) any officer of the Borrower; or (ii) any person designated as the Borrower's agent by any officer of the Borrower in a writing delivered to the Lender; or (iii) any person whom the Lender reasonably believes to be an officer of the Borrower or such a designated agent.

(b) Upon fulfillment of the applicable conditions set forth in 0, the Lender shall disburse the proceeds of the requested Revolving Advance by crediting the same to the Borrower's demand deposit account maintained with Wells Fargo Bank, National Association, unless the Lender and the Borrower shall agree in writing to another manner of disbursement. Upon the Lender's request, the Borrower shall promptly confirm each telephonic request for an Advance by executing and delivering an appropriate confirmation certificate to the Lender. The Borrower shall repay all Advances even if the Lender does not receive such confirmation and even if the person requesting an Advance was not in fact authorized to do so. Any request for an Advance, whether written or telephonic, shall be deemed to be a representation by the Borrower that the conditions set forth in 0 have been satisfied as of the time of the request.

     Section  2.2     Letters  of  Credit.
                      -------------------

               (a) The Lender agrees, on the terms and subject to the conditions herein set forth, to cause an Issuer to issue, from the Funding Date to the Termination Date, one or more irrevocable standby or documentary letters of credit (each, a "Letter of Credit") for the Borrower's account. The Lender shall have no obligation to cause an Issuer to issue any Letter of Credit if the face amount of the Letter of Credit to be issued would exceed the lesser of:

(i)  Two  Million  Dollars  ($2,000,000)  less  the  L/C  Amount,  or

(ii) the Borrowing Base less the sum of (A) all outstanding and unpaid Revolving Advances and (B) the L/C Amount.

          Each Letter of Credit, if any, shall be issued pursuant to a separate L/C Application entered into by the Borrower and the Lender for the benefit of the Issuer, completed in a manner satisfactory to the Lender and the Issuer. The terms and conditions set forth in each such L/C Application shall supplement the terms and conditions hereof, but if the terms of any such L/C Application and the terms of this Agreement are inconsistent, the terms hereof shall control.

               (b) No Letter of Credit shall be issued with an expiry date later than the Termination Date in effect as of the date of issuance.

               (c) Any request to cause an Issuer to issue a Letter of Credit under this 0 shall be deemed to be a representation by the Borrower that the conditions set forth in 0 have been satisfied as of the date of the request.

     Section  2.3     Payment  of  Amounts  Drawn  Under  Letters  of  Credit;
                      --------------------------------------------------------
Obligation  of  Reimbursement.  The  Borrower  acknowledges  that the Lender, as
-----------------------------
co-applicant, will be liable to the Issuer for reimbursement of any and all draws under Letters of Credit and for all other amounts required to be paid under the applicable L/C Application. Accordingly, the Borrower agrees to pay to the Lender any and all amounts required to be paid under the applicable L/C Application, when and as required to be paid thereby, and the amounts designated below, when and as designated:

               (a) The Borrower hereby agrees to pay the Lender on the day a draft is honored under any Letter of Credit a sum equal to all amounts drawn under such Letter of Credit plus any and all reasonable charges and expenses that the Issuer or the Lender may pay or incur relative to such draw and the applicable L/C Application, plus interest on all such amounts, charges and expenses as set forth below (the Borrower's obligation to pay all such amounts is herein referred to as the "Obligation of Reimbursement").

               (b) Whenever a draft is submitted under a Letter of Credit, except during a Deactivation Period, Issuer shall notify the Borrower and the Lender thereof, and the Lender shall make a Revolving Advance in the amount of the Obligation of Reimbursement and shall apply the proceeds of such Revolving Advance thereto. Such Revolving Advance shall be repayable in accordance with and be treated in all other respects as a Revolving Advance hereunder.

               (c) If a draft is submitted under a Letter of Credit during a Deactivation Period, the Borrower shall either (i) deposit to the Special Account an amount, in immediately available funds, equal to the Obligation of Reimbursement (such deposit shall be made within one
          (1) Banking Day from the date the draft is honored), or (ii) request the Lender to make a Revolving Advance in the amount of the Obligation of Reimbursement and apply the proceeds of such Revolving Advance thereto, provided that, such Revolving Advance by the Lender shall constitute a reactivation of the Credit Facility and all charges and fees under Section 2 of this Agreement. If the Credit Facility is reactivated pursuant to this Section 2.3(c), all fees pursuant to
          Section 2.7(b) for the thirty (30) day period prior to such reactivation shall become immediately due and payable.

               (d) If a draft is submitted under a Letter of Credit when the Borrower is unable, because a Default Period then exists or for any other reason, to obtain a Revolving Advance to pay the Obligation of Reimbursement, the Borrower shall pay to the Lender on demand and in immediately available funds, the amount of the Obligation of Reimbursement together with interest, accrued from the date of the draft until payment in full at the Default Rate. Notwithstanding the Borrower's inability to obtain a Revolving Advance for any reason, the Lender is irrevocably authorized, in its sole discretion, to make a Revolving Advance in an amount sufficient to discharge the Obligation of Reimbursement and all accrued but unpaid interest thereon.

               (e) The Borrower's obligation to pay any Revolving Advance made under this 0, shall be evidenced by Revolving Note and shall bear interest as provided in Section 2.6.

     Section  2.4  Special Account. If the Credit Facility is terminated for any
                   ----------------
reason whatsoever while any Letter of Credit is outstanding, the Borrower shall thereupon pay the Lender in immediately available funds for deposit in the Special Account an amount equal to the L/C Amount. The Special Account shall be an interest bearing account maintained for the Lender by any financial institution acceptable to the Lender. Any interest earned on amounts deposited in the Special Account shall be credited to the Special Account. Amounts on deposit in the Special Account may be applied by the Lender at any time or from time to time to the Obligations in the Lender's sole discretion, and shall not be subject to withdrawal by the Borrower so long as the Lender maintains a security interest therein. The Lender agrees to transfer any balance in the Special Account to the Borrower at such time as the Lender is required to release its security interest in the Special Account under applicable law or at such time as no Letters of Credit remain outstanding.

     Section  2.5 Obligations Absolute. The Borrower's obligations arising under
                  --------------------
0 shall be absolute, unconditional and irrevocable, and shall be paid strictly in accordance with the terms of 0, under all circumstances whatsoever, including (without limitation) the following circumstances:

          (a) any lack of validity or enforceability of any Letter of Credit or any other agreement or instrument relating to any Letter of Credit (collectively the "Related Documents");

          (b) any amendment or waiver of or any consent to departure from all or any of the Related Documents;

          (c) the existence of any claim, setoff, defense or other right which the Borrower may have at any time, against any beneficiary or any transferee of any Letter of Credit (or any persons or entities for whom any such beneficiary or any such transferee may be acting), or other person or entity, whether in connection with this Agreement, the transactions contemplated herein or in the Related Documents or any unrelated transactions;

          (d) any statement or any other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect whatsoever;

          (e) payment by or on behalf of the Issuer or the Lender under any Letter of Credit against presentation of a draft or certificate which does not strictly comply with the terms of such Letter of Credit; or

          (f) any other circumstance or happening whatsoever, whether or not similar to any of the foregoing.

     Section  2.6  Interest;  Minimum  Interest  Charge;  Default  Interest;
                   ---------------------------------------------------------
Participations;  Usury.
----------------------

(a) REVOLVING NOTE. Except as set forth in Sections 2.6(c) and 2.6(e), the outstanding principal balance of the Revolving Note shall bear interest at the Floating Rate.

(b) MINIMUM INTEREST CHARGE. Notwithstanding the interest payable pursuant to 0, the Borrower shall pay to the Lender interest of not less than Two Hundred Thousand Dollars ($200,000) per year on a pro rated basis (the "Minimum Interest Charge") during the term of this Agreement, and the
           ------------------------
          Borrower shall pay any deficiency between the Minimum Interest Charge and the amount of interest otherwise calculated under Sections 2.6(a) and 2.6(d) on the date and in the manner provided in 0.

(c) DEFAULT INTEREST RATE. At any time during any Default Period, in the Lender's sole discretion and without waiving any of its other rights and remedies, the principal of the Advances outstanding from time to time shall bear interest at the Default Rate, effective for any periods designated by the Lender from time to time during that Default Period.

(d) PARTICIPATIONS. If any Person shall acquire a participation in the Advances under this Agreement, the Borrower shall be obligated to the Lender to pay the full amount of all interest calculated under 0, along with all other fees, charges and other amounts due under this Agreement, regardless if such Person elects to accept interest with respect to its participation at a lower rate than the Floating Rate, or otherwise elects to accept less than its pro rata share of such fees, charges and other amounts due under this Agreement.

(e) USURY. In any event no rate change shall be put into effect which would result in a rate greater than the highest rate permitted by law. Notwithstanding anything to the contrary contained in any Loan Document, all agreements which either now are or which shall become agreements between the Borrower and the Lender are hereby limited so that in no contingency or event whatsoever shall the total liability for payments in the nature of interest, additional interest and other charges exceed the applicable limits imposed by any applicable usury laws. If any payments in the nature of interest, additional interest and other charges made under any Loan Document are held to be in excess of the limits imposed by any applicable usury laws, it is agreed that any such amount held to be in excess shall be considered payment of principal hereunder, and the indebtedness evidenced hereby shall be reduced by such amount so that the total liability for payments in the nature of interest, additional interest and other charges shall not exceed the applicable limits imposed by any applicable usury laws, in compliance with the desires of the Borrower and the Lender. This provision shall never be superseded or waived and shall control every other provision of the Loan Documents and all agreements between the Borrower and the Lender, or their successors and assigns.

Section  2.7     Fees.
                 ----

(a)  UNUSED  LINE  FEE. For the purposes of this Section 2.7(b), "Unused Amount"
                                                                  -------------
          means the Maximum Line reduced by (1) outstanding Revolving Advances under this Agreement and the "Revolving Advances" under the Wells Facility (as that term is defined in the Wells Facility) and (2) the L/C Amount. The Borrower agrees to pay to the Lender an unused line fee at the rate of one-quarter of one percent (0.25%) per annum on the average monthly Unused Amount from the date of this Agreement to and including the Termination Date, due and payable quarterly in arrears.

(b) LETTER OF CREDIT FEES. The Borrower agrees to pay the Lender a fee with respect to each Letter of Credit, if any, accruing on a daily basis and computed at the annual rate of two percent (2%) of the aggregate amount that may then be drawn on all issued and outstanding Letters of Credit assuming compliance with all conditions for drawing thereunder (the "Aggregate Face Amount"), from and including the date of issuance of such Letter of Credit until such date as such Letter of Credit shall terminate by its terms or be returned to the Lender, due and payable monthly in advance on the first day of each month. The foregoing fee shall be in addition to any and all fees, commissions and charges of any Issuer of a Letter of Credit with respect to or in connection with such Letter of Credit.

(c) LETTER OF CREDIT ADMINISTRATIVE FEES. The Borrower agrees to pay the Lender, on written demand, the administrative fees charged by the Issuer in connection with the honoring of drafts under any Letter of Credit, amendments thereto, transfers thereof and all other activity with respect to the Letters of Credit at the then-current rates published by the Issuer for such services rendered on behalf of customers of the Issuer generally.

(d) AUDIT FEES. The Borrower hereby agrees to pay the Lender, on demand, reasonable audit fees in connection with any standard bank audits or inspections conducted by the Lender of any Collateral or the Borrower's operations or business at the rates established from time to time by the Lender as its audit fees, together with all actual out-of-pocket costs and expenses incurred in conducting any such audit or inspection provided, however, that unless an Event of Default shall have occurred, the Borrower shall be required to pay for no more than three (3) audits in any calendar year.

Section 2.8     Computation of Interest and Fees; When Interest Due and Payable.
                ---------------------------------------------------------------
          Interest accruing on the outstanding principal balance of the Advances and fees hereunder outstanding from time to time shall be computed on the basis of actual number of days elapsed in a year of 360 days. Interest shall be due and payable in arrears on the first day of each month and on the Termination Date.

Section  2.9     Capital Adequacy.  If any Related Lender determines at any time
                 ----------------
          that its Return has been reduced as a result of any Rule Change, such Related Lender may require the Borrower to pay it the amount necessary to restore its Return to what it would have been had there been no Rule Change. For purposes of this 0:

(a)     "Capital  Adequacy  Rule"  means  any  law, rule, regulation, guideline,
         -----------------------
          directive, requirement or request regarding capital adequacy, or the interpretation or administration thereof by any governmental or regulatory authority, central bank or comparable agency, whether or not having the force of law, that applies to any Related Lender. Such rules include rules requiring financial institutions to maintain total capital in amounts based upon percentages of outstanding loans, binding loan commitments and letters of credit.

               (b)  "L/C  Rule"  means  any  law,  rule,  regulation, guideline,
                     ---------
          directive, requirement or request regarding letters of credit, or the interpretation or administration thereof by any governmental or regulatory authority, central bank or comparable agency, whether or not having the force of law, that applies to any Related Lender. Such rules include rules imposing taxes, duties or other similar charges, or mandating reserves, special deposits or similar requirements against assets of, deposits with or for the account of, or credit extended by any Related Lender, on letters of credit.

(c)  "Return",  for  any  period, means the return as determined by such Related
      ------
          Lender on the Advances and Letters of Credit based upon its total capital requirements and a reasonable attribution formula that takes account of the Capital Adequacy Rules then in effect and cost of issuing or maintaining any Letter of Credit. Return may be calculated for each calendar quarter and for the shorter period between the end of a calendar quarter and the date of termination in whole of this Agreement.

(d)  "Rule  Change"  means  any  change in any Capital Adequacy Rule or L/C Rule
      ------------
          occurring after the date of this Agreement, but the term does not include any changes in applicable requirements that at the Closing Date are scheduled to take place under the existing Capital Adequacy Rules or L/C Rules or any increases in the capital that any Related Lender is required to maintain to the extent that the increases are required due to a regulatory authority's assessment of the financial condition of such Related Lender.

(e)  "Related  Lender"  includes (but is not limited to) the Lender, the Issuer,
      ---------------
          any parent corporation of the Lender or the Issuer and any assignee of any interest of the Lender hereunder and any participant in the loans made hereunder.

Certificates of any Related Lender sent to the Borrower from time to time claiming compensation under this 0, stating the reason therefor and setting forth in reasonable detail the calculation of the additional amount or amounts to be paid to the Related Lender hereunder to restore its Return shall be conclusive absent manifest error. In determining such amounts, the Related Lender may use any reasonable averaging and attribution methods.

Section  2.10     Maturity  Date.  This  Agreement  and the other Loan Documents
                  --------------
          shall become effective as of the date set forth on the first page hereof ("Effective Date") and shall continue in full force and effect for a term ending on December 10, 2003 (the "Maturity Date"), unless
                                                         -------------
          earlier terminated by Lender or Borrower pursuant to the terms hereof. Upon the Termination Date, Borrower shall immediately pay to Lender, in full, all outstanding and unpaid Obligations and shall furnish cash collateral to Lender in such amounts as Lender determines are reasonably necessary to secure Lender from loss, cost, damage or expense, including attorneys' fees and legal expenses, in connection with any contingent Obligations, including checks and other payments provisionally credited to the Obligations and/or as to which Lender has not yet received final and indefeasible payment. Upon final and indefeasible payment in full, Lender shall promptly refund to Borrower any cash collateral then held by Lender, if any.

Section  2.11     Voluntary  Prepayment;  Reduction  of  the  Maximum  Line;
                  ----------------------------------------------------------
          Termination  of  the  Credit  Facility  by  the  Borrower.  Except  as
          ---------------------------------------------------------
          otherwise provided herein, the Borrower may prepay the Advances in whole at any time or from time to time in part. The Borrower may terminate the Credit Facility or reduce the Maximum Line if it (i) gives the Lender at least thirty (30) days prior written notice and
          (ii) pays the Lender termination or line reduction fees in accordance with 0.

Section  2.12     Termination and Line Reduction Fees; Waiver of Termination and
                  --------------------------------------------------------------
          Line  Reduction  Fees.
          ---------------------

(a) TERMINATION AND LINE REDUCTION FEES. If the Credit Facility is terminated for any reason as of a date other than the Maturity Date, or the Borrower reduces the Maximum Line for any reason other than due to a reduction in availability in the Wells Facility due to a material change in the lending policies or countries listed on the Country Limitation Schedule of Eximbank, the Borrower shall pay to the Lender a fee in an amount equal to one percent (1%) of the Maximum Line (or the reduction, as the case may be).

(b) WAIVER OF TERMINATION AND LINE REDUCTION FEES. The Borrower will not be required to pay the termination or line reduction fees otherwise due under this 0 if such termination or line reduction is made because of refinancing by a commercial lending unit of Wells Fargo Bank, N.A. or an affiliate thereof.

     Section  2.13     Mandatory  Prepayment.  Without  notice or demand, if the
                       ---------------------
sum of the outstanding principal balance of the Revolving Advances plus the L/C Amount shall at any time exceed the Borrowing Base, the Borrower shall (i) first, immediately prepay the Revolving Advances to the extent necessary to eliminate such excess; and (ii) if prepayment in full of the Revolving Advances is insufficient to eliminate such excess, pay to the Lender in immediately available funds for deposit in the Special Account an amount equal to the remaining excess. Any payment received by the Lender under this Section 2.13 or under 0 may be applied to the Obligations, in such order and in such amounts as the Lender, in its discretion, may from time to time determine.

     Section  2.14  Payment. For purposes of calculating the amount of Revolving
                    -------
Advances available to Borrower, each payment will be applied (conditional upon final collection) to the outstanding principal balance of the Revolving Note on the Banking Day of receipt by Lender of advices of deposit in the Collateral Account, if such advices are received within sufficient time (in accordance with Lender's usual and customary practices as in effect from time to time) to credit Borrower's loan account on such day, and if not, then on the next Banking Day. Such payment shall be applied in any order or manner of application satisfactory to Lender. For purposes of calculating interest, Lender shall be entitled to charge Borrower for one (1) Calendar Day of clearance at the Floating Rate on all payments deposited into the Collateral Account, whether or not such payments are applied to reduce the outstanding principal balance of the Revolving Note. This clearance charge is acknowledged to constitute an integral part of the pricing of the loans and financial accommodations contemplated herein, and shall apply whether or not the amount of payments deposited exceeds the obligations outstanding. Notwithstanding anything in 0, the Borrower hereby authorizes the Lender, in its discretion at any time or from time to time without the Borrower's request and even if the conditions set forth in 0 would not be satisfied, to make a Revolving Advance in an amount equal to the portion of the Obligations from time to time due and payable. At Lender's option, all principal, interest, fees, costs, expenses and other charges provided for in this Agreement or the other Loan Documents may be charged directly to the loan account(s) of Borrower.

     Section  2.15     Payment  on Non-Banking Days.  Whenever any payment to be
                       ----------------------------
          made hereunder shall be stated to be due on a day which is not a Banking Day, such payment may be made on the next succeeding Banking Day, and such extension of time shall in such case be included in the computation of interest on the Advances or the fees hereunder, as the case may be.

     Section 2.16     Use of Proceeds.  All Advances made to Borrower and each
                      ---------------
          Letter of Credit shall be used by Borrower only for general operating, working capital and other proper corporate purposes of Borrower (including without limitation, stock and asset acquisitions, mergers and stock repurchases with the prior approval of Lender) not otherwise prohibited by the terms hereof.

     Section  2.17     Liability Records.  The Lender may maintain from time to
                       -----------------
          time, at its discretion, liability records as to the Obligations. All entries made on any such record shall be presumed correct until the Borrower establishes the contrary. Upon the Lender's demand, the Borrower will admit and certify in writing the exact principal balance of the Obligations that the Borrower then asserts to be outstanding. Any billing statement or accounting rendered by the Lender shall be conclusive and fully binding on the Borrower unless the Borrower gives the Lender specific written notice of exception within thirty (30) days after receipt or in the case of manifest error.

     Section 2.18     Deactivation of Credit Facility. So long as no Obligations
                 -------------------------------
          are outstanding, Borrower may deactivate the Credit Facility (any period during which the Credit Facility is deactivated pursuant to this Section 2.18 shall hereinafter be referred to as, a "Deactivation Period"); provided that, if a Deactivation Period commences within
                     --------------
          thirty (30) days after the date hereof, Borrower shall give Lender prior written notice of its intention to deactivate the Credit Facility promptly upon knowledge thereof and if a Deactivation Period commences after thirty (30) days of the date hereof, Borrower shall give Lender thirty (30) days prior written notice of its intention to deactivate the Credit Facility. During a Deactivation Period, Lender's Commitment shall not be in effect, and the charges pursuant to sections 2.6(b) and 2.7(b) and the clearance charge referred to in section 2.14 shall not be applied. Notwithstanding any provisions in the Collection Account Agreement or the Lockbox Agreement, Borrower may receive all payments on Receivables or payments constituting proceeds of other Collateral directly (rather than depositing or directing its account debtors or other obligors to remit such payment or proceeds to the Lockbox or the Collateral Account). Except as provided in Section 2.3(c) of this Agreement, a Deactivation Period shall remain in effect until the date thirty (30) days after the Borrower notifies the Lender that it desires to reactivate the Credit Facility. No more than three (3) Deactivation Periods may be initiated by Borrower within a calendar year. During a Deactivation Period, Borrower shall continue to comply with the reporting requirements set forth in Section 6.1 of this Agreement.

                                   ARTICLE III

                      Security Interest; Occupancy; Setoff
                      ------------------------------------

Section  3.1     Grant  of  Security  Interest.  The  Borrower  hereby  pledges,
                 -----------------------------
          assigns and grants to the Lender a security interest (collectively referred to as the "Security Interest") in the Collateral, as security
                              -----------------
         for  the  payment  and  performance  of  the  Obligations.

Section  3.2     Notification  of  Account Debtors and Other Obligors.  Upon the
                 ----------------------------------------------------
          occurrence of an Event of Default, the Lender may notify any account debtor or other person obligated to pay the amount due that such right to payment has been assigned or transferred to the Lender for security and shall be paid directly to the Lender. The Borrower will join in giving such notice if the Lender so requests. At any time after the Borrower or the Lender gives such notice to an account debtor or other obligor, the Lender may, but need not, in the Lender's name or in the Borrower's name, (a) demand, sue for, collect or receive any money or property at any time payable or receivable on account of, or securing, any such right to payment, or grant any extension to, make any compromise or settlement with or otherwise agree to waive, modify, amend or change the obligations (including collateral obligations) of any such account debtor or other obligor; and (b) as the Borrower's agent and attorney in fact, notify the United States Postal Service to change the address for delivery of the Borrower's mail to any address designated by the Lender, otherwise intercept the Borrower's mail, and receive, open and dispose of the Borrower's mail for purposes of the collection of Collateral, applying all Collateral as permitted under this Agreement and holding all other mail for the Borrower's account or forwarding such mail to the Borrower's last known address.

Section 3.3     Assignment of Insurance.  As additional security for the payment
                -----------------------
          and performance of the Obligations, the Borrower hereby assigns to the Lender any and all monies (including, without limitation, proceeds of insurance and refunds of unearned premiums) due or to become due under, and all other rights of the Borrower with respect to, any and all policies of insurance now or at any time hereafter covering the Collateral or any evidence thereof or any business records or valuable papers pertaining thereto, and the Borrower hereby directs the issuer of any such policy to pay all such monies directly to the Lender. At any time, whether or not a Default Period then exists, the Lender may (but need not), in the Lender's name or in the Borrower's name, execute and deliver proof of claim, receive all such monies and endorse checks and other instruments representing payment of such monies. Following the occurrence of an Event of Default, the Lender may (but need not), in the Lender's name or in the Borrower's name, adjust, litigate, compromise or release any claim against the issuer of any such policy.

Section  3.4     Occupancy.
                 ---------

(a) The Borrower hereby irrevocably grants to the Lender the right to take possession of the Premises at any time following the occurrence of an Event of Default.

(b) The Lender may use the Premises only to hold, process, manufacture, sell, use, store, liquidate, realize upon or otherwise dispose of goods that are Collateral and for other purposes that the Lender may in good faith deem to be related or incidental purposes.

(c) The Lender's right to hold the Premises shall cease and terminate upon the earlier of (i) payment in full and discharge of all Obligations and termination of the Commitment, (ii) final sale or disposition of all goods constituting Collateral and delivery of all such goods to purchasers and (iii) the waiver of such Event of Default.

(d) The Lender shall not be obligated to pay or account for any rent or other compensation for the possession, occupancy or use of any of the Premises; provided, however, that if the Lender does pay or account for any rent or other compensation for the possession, occupancy or use of any of the Premises, the Borrower shall reimburse the Lender promptly for the full amount thereof. In addition, the Borrower will pay, or reimburse the Lender for, all taxes, fees, duties, imposts, charges and expenses at any time incurred by or imposed upon the Lender by reason of the execution, delivery, existence, recordation, performance or enforcement of this Agreement or the provisions of this 0.

Section  3.5     License.  Without  limiting  the  generality  of the Patent and
                 -------
          Trademark Security Agreement, the Borrower hereby grants to the Lender a non-exclusive, worldwide and royalty-free license to use or otherwise exploit all trademarks, franchises, trade names, copyrights and patents of the Borrower for the purpose of selling, leasing or otherwise disposing of any or all Collateral during any Default Period.

Section  3.6     Financing  Statement.  A  carbon,  photographic  or  other
                 --------------------
          reproduction of this Agreement or of any financing statements signed by the Borrower is sufficient as a financing statement and may be filed as a financing statement in any state to perfect the security interests granted hereby. For this purpose, the following information is set forth:

                     Name  and  address  of  Debtor:

                     Rockshox,  Inc.
                     1610  Garden  of  the  Gods  Road
                     Colorado  Springs,  Colorado  80907

                     Federal Tax Identification No. 77-0396555 Name and address of Secured Party:

                     Wells  Fargo  Business  Credit,  Inc.
                     245  South  Los  Robles  Avenue,  Suite  600
                     Pasadena,  California  91101

Section  3.7     Setoff.  The  Borrower  agrees  that, upon the occurrence of an
                 ------
          Event of Default, the Lender may, at its sole discretion and without demand and without notice to anyone, setoff any liability owed to the Borrower by the Lender, whether or not due, against any Obligation, whether or not due. In addition, each other Person holding a participating interest in any Obligations shall have the right to appropriate or setoff any deposit or other liability then owed by such Person to the Borrower, whether or not due, and apply the same to the payment of said participating interest, as fully as if such Person had lent directly to the Borrower the amount of such participating interest.

                                   ARTICLE IV

                              Conditions of Lending
                              ---------------------

Section  4.1     Conditions  Precedent  to the Initial Revolving Advance and the
                 ---------------------------------------------------------------
          Initial  Letter of Credit. The Lender's obligation to make the initial
          -------------------------
          Revolving Advance or to cause to be issued the initial Letter of Credit hereunder shall be subject to the condition precedent that the Lender shall have received all of the following, each in form and substance satisfactory to the Lender:

(a)  This  Agreement,  properly  executed  by  the  Borrower.

(b) A certificate of an officer of the Borrower confirming that the representations and warranties set forth in 0 are true and correct in all material respects.

(c) Current searches of appropriate filing offices showing that (i) no state or federal tax liens have been filed and remain in effect against the Borrower, (ii) no financing statements or assignments of patents, trademarks or copyrights have been filed and remain in effect against the Borrower except those financing statements and assignments of patents, trademarks or copyrights relating to Permitted Liens or to liens held by Persons who have agreed in writing that upon receipt of proceeds of the Advances, they will deliver UCC releases and/or terminations and releases of such assignments of patents, trademarks or copyrights satisfactory to the Lender, and (iii) the Lender has duly filed all financing statements necessary to perfect the Security Interest, to the extent the Security Interest is capable of being perfected by filing.

(d) All agreements required By Wells Fargo with respect to the Wells Facility, properly executed by the Borrower and satisfactory to Lender in form and content.

(e) Evidence that Borrower has entered into the Wells Facility on terms acceptable to Lender in its sole discretion.

(f) Receipt by Lender of an executed intercreditor agreement between Lender and Wells Fargo Bank, N.A. on terms acceptable to Lender in its sole discretion.

(g) Receipt by Lender of an executed participation agreement between Lender and Wells Fargo Bank, N.A. on terms acceptable to Lender in its sole discretion

(h) Payment of the fees and commissions due through the date of the initial Advance under 0 and expenses incurred by the Lender through such date and required to be paid by the Borrower under 0, including reasonable legal expenses incurred through the date of this Agreement.

(i)  Such  other  documents  as  the  Lender  may  reasonably  require.

Section 4.2     Conditions Precedent to All Advances and Letters of Credit.  The
                ----------------------------------------------------------
          Lender's obligation to make each Advance or to cause the Issuer to issue any Letter of Credit shall be subject to the further conditions precedent that on such date:

(a) the representations and warranties contained in 0 are correct in all material respects on and as of the date of such Advance or issuance of Letter of Credit as though made on and as of such date, except to the extent that such representations and warranties relate solely to an earlier date;

(b) no material adverse change, as determined by Lender, shall have occurred in the financial condition or business of Borrower nor any material decline, as determined by Lender, in the market value of any Collateral or a substantial or material portion of the assets of Borrower since the date of the latest financial statements delivered to Lender prior to the Funding Date; and

(c) no event has occurred and is continuing, or would result from such Advance or the issuance of such Letter of Credit, as the case may be, which constitutes a Default or an Event of Default.

                                    ARTICLE V

                         Representations and Warranties
                         ------------------------------

The  Borrower  represents  and  warrants  to  the  Lender  as  follows:
Section  5.1     Corporate  Existence  and  Power; Name; Chief Executive Office;
                 ---------------------------------------------------------------
          Inventory  and  Equipment  Locations;  Tax  Identification Number. The
          -----------------------------------------------------------------
          Borrower is a corporation, duly organized, validly existing and in good standing under the laws of the State of Delaware and is duly licensed or qualified to transact business in all jurisdictions where the character of the property owned or leased or the nature of the business transacted by it makes such licensing or qualification necessary. The Borrower has all requisite power and authority, corporate or otherwise, to conduct its business, to own its properties and to execute and deliver, and to perform all of its obligations under, the Loan Documents. During its existence, the Borrower has done business solely under the names set forth in Schedule 5.1 hereto. The
                                                        ------------
          Borrower's chief executive office and principal place of business is located at the address set forth in Schedule 5.1 hereto, and all of
                                                 ------------
          the Borrower's records relating to its business or the Collateral are kept at that location. All Inventory and Equipment is located at that location or at one of the other locations set forth in Schedule 5.1
                                                                    ------------
          hereto. The Borrower's tax identification number is correctly set forth in 0 hereto.

Section 5.2     Authorization of Borrowing; No Conflict as to Law or Agreements.
                ---------------------------------------------------------------
          The execution, delivery and performance by the Borrower of the Loan Documents and the borrowings from time to time hereunder have been duly authorized by all necessary corporate action and do not and will not (i) require any consent or approval of the Borrower's stockholders; (ii) require any authorization, consent or approval by, or registration, declaration or filing with, or notice to, any governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, or any third party, except such authorization, consent, approval, registration, declaration, filing or notice as has been obtained, accomplished or given prior to the date hereof; (iii) violate any provision of any law, rule or regulation (including, without limitation, Regulation X of the Board of Governors of the Federal Reserve System) or of any order, writ, injunction or decree presently in effect having applicability to the Borrower or of the Borrower's articles of incorporation or bylaws; (iv) result in a breach of or constitute a default under any indenture or loan or credit agreement or any other material agreement, lease or instrument to which the Borrower is a party or by which it or its properties may be bound or affected; or (v) result in, or require, the creation or imposition of any mortgage, deed of trust, pledge, lien, security interest or other charge or encumbrance of any nature (other than the Security Interest) upon or with respect to any of the properties now owned or hereafter acquired by the Borrower.

Section  5.3     Legal  Agreements.  This  Agreement  constitutes  and, upon due
                 -----------------
          execution by the Borrower, the other Loan Documents will constitute the legal, valid and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms.

Section  5.4          Subsidiaries.  Except  as  set  forth in Schedule 5.4, the
                      ------------                             ------------
          Borrower  has  no  Subsidiaries.

Section  5.5     Financial  Condition;  No  Adverse  Change.  The  Borrower  has
                 ------------------------------------------
          heretofore furnished to the Lender audited financial statements of the Borrower for its fiscal year ended March 31, 2000 and unaudited financial statements of the Borrower as of and for the ten months ended January 31, 2001, and those statements fairly present the Borrower's financial condition on the dates thereof and the results of its operations and cash flows for the periods then ended and were prepared in accordance with GAAP (subject, in the case of unaudited financial statements, to the absence of footnotes and year-end adjustments). Since the date of the most recent financial statements, there has been no material adverse change in the Borrower's business, properties or condition (financial or otherwise).

Section  5.6     Litigation.  There are no actions, suits or proceedings pending
                 ----------
          or, to the Borrower's knowledge, threatened against or affecting the Borrower or any of its Affiliates or the properties of the Borrower or any of its Affiliates before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which could reasonably be expected to have a material adverse effect on the financial condition, properties or operations of the Borrower or any of its Affiliates.

Section  5.7     Regulation  U.  The  Borrower is not engaged in the business of
                 -------------
          extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System, as amended), and no part of the proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock or to retire any indebtedness which was originally incurred to purchase or carry any margin stock or for any other purpose which might cause any of the Advances to be considered a "purpose credit" within the meaning of Regulation U of the Board of Governors of the Federal Reserve System, as amended.

Section  5.8     Taxes.  The  Borrower and its Affiliates have paid or caused to
                 -----
          be paid to the proper authorities when due all federal, state and local taxes required to be withheld by each of them. The Borrower and its Affiliates have filed all federal, state and local tax returns reflecting tax liabilities in excess of $50,000 which to the knowledge of the officers of the Borrower or any Affiliate, as the case may be, are required to be filed, and the Borrower and its Affiliates have paid or caused to be paid to the respective taxing authorities all taxes as shown on said returns or on any assessment received by any of them to the extent such taxes have become due except such taxes or assessments, if any, as are being contested in good faith and as to which adequate reserves have been provided in accordance with GAAP.

Section 5.9          Titles and Liens.  The Borrower has good and absolute title
                     ----------------
          to all Collateral described in the collateral reports provided to the Lender at the time of delivery hereof and all other Collateral, properties and assets reflected in the latest financial statements referred to in 0 and all proceeds thereof, free and clear of all mortgages, security interests, liens and encumbrances, except for Permitted Liens. No financing statement naming the Borrower as debtor is on file in any office except to perfect only Permitted Liens.

Section  5.10     Plans.  Except  as disclosed to the Lender in writing prior to
                  -----
          the date hereof, neither the Borrower nor any of its Affiliates maintains or has maintained any Plan. Neither the Borrower nor any Affiliate has received any notice or has any knowledge to the effect that it is not in full compliance with any of the requirements of ERISA. No Reportable Event or other fact or circumstance which may have an adverse effect on the Plan's tax qualified status exists in connection with any Plan. Neither the Borrower nor any of its Affiliates has:

(a)  Any  accumulated  funding  deficiency  within  the  meaning  of  ERISA;  or

(b) Any liability or knows of any fact or circumstances which could result in any liability to the Pension Benefit Guaranty Corporation, the Internal Revenue Service, the Department of Labor or any participant in connection with any Plan (other than accrued benefits which or which may become payable to participants or beneficiaries of any such
          Plan).

Section  5.11     Default.  The Borrower is in compliance with all provisions of
                  -------
          all agreements, instruments, decrees and orders to which it is a party or by which it or its property is bound or affected, the breach or default of which could have a material adverse effect on the Borrower's financial condition, properties or operations.

Section  5.12     Environmental  Matters.
                  ----------------------

(a)  Definitions.  As used in this Agreement, the following terms shall have the
     -----------
          following  meanings:

(i)  "Environmental  Law"  means any federal, state, local or other governmental
      ------------------
          statute, regulation, law or ordinance dealing with the protection of human health and the environment.

(ii) "Hazardous  Substances"  means  pollutants,  contaminants,  hazardous
      ---------------------
          substances, hazardous wastes, petroleum and fractions thereof, and all other chemicals, wastes, substances and materials listed in, regulated by or identified in any Environmental Law.

(b) Except as would not reasonably be expected to have a material adverse effect, to the Borrower's best knowledge, there are not present in, on or under the Premises any Hazardous Substances in such form or quantity as to create any liability or obligation for either the Borrower or the Lender under common law of any jurisdiction or under any Environmental Law, and no Hazardous Substances have ever been stored, buried, spilled, leaked, discharged, emitted or released in, on or under the Premises in such a way as to create any such liability.

(c) To the Borrower's best knowledge, the Borrower has not disposed of Hazardous Substances in such a manner as to create any liability exceeding $100,000, individually or in the aggregate, under any Environmental Law.

(d) Except as would not reasonably be expected to have a material adverse effect, there are not now and, since Borrower's occupancy of the Premises, there never have been any requests, claims, notices, investigations, demands, administrative proceedings, hearings or litigation, relating in any way to the Premises or the Borrower, alleging liability under, violation of, or noncompliance with any Environmental Law or any license, permit or other authorization issued pursuant thereto. To the Borrower's best knowledge, no such matter is threatened or impending.

(e) To the Borrower's best knowledge, the Borrower's businesses are and have in the past always been conducted in accordance with all Environmental Laws and all licenses, permits and other authorizations required pursuant to any Environmental Law and necessary for the lawful and efficient operation of such businesses are in the Borrower's possession and are in full force and effect except, in each case, as would not reasonable be expected to result in a material adverse effect.

(f) To the Borrower's best knowledge, the Premises are not and never have been listed on the National Priorities List, the Comprehensive Environmental Response, Compensation and Liability Information System or any similar federal, state or local list, schedule, log, inventory or database.

               (g) The Borrower has delivered to Lender, to the extent Borrower has such items in its possession, all environmental assessments, audits, reports, permits and licenses describing or relating in any way to the Premises or Borrower's businesses.

Section  5.13     Submissions  to  Lender.  All  financial and other information
                  -----------------------
          provided to the Lender by or on behalf of the Borrower in connection with the Borrower's request for the credit facilities contemplated hereby is true and correct in all material respects and, as to projections, valuations or proforma financial statements, are based on assumptions made in good faith (it being acknowledged by the Lender that no assurance can be given that such projections, valuations, or proforma results will be realized).

Section  5.14     Financing Statements.  The Borrower has provided to the Lender
                  --------------------
          signed financing statements sufficient when filed to perfect the Security Interest and the other security interests created by the Security Documents. When such financing statements are filed in the offices noted therein, the Lender will have a valid and perfected security interest in all Collateral and all other collateral described in the Security Documents which is capable of being perfected by filing financing statements. None of the Collateral or other collateral covered by the Security Documents is or will become a fixture on real estate, unless a sufficient fixture filing is in effect with respect thereto.

Section  5.15     Rights to Payment.  Each right to payment and each instrument,
                  -----------------
          document, chattel paper and other agreement constituting or evidencing Collateral or other collateral covered by the Security Documents is (or, in the case of all future Collateral or such other collateral, will be when arising or issued) the valid, genuine and legally enforceable obligation, subject to no defense, setoff or counterclaim, of the account debtor named therein or in the Borrower's records pertaining thereto as being obligated to pay such obligation.

                                   ARTICLE VI

                        Borrower's Affirmative Covenants
                        --------------------------------

So long as the Obligations shall remain unpaid, or the Credit Facility shall remain outstanding, the Borrower will comply with the following requirements, unless the Lender shall otherwise consent in writing:

Section  6.1     Reporting Requirements.  The Borrower will deliver, or cause to
                 ----------------------
          be delivered, to the Lender each of the following, which shall be in form and detail acceptable to the Lender:

(a) as soon as available, and in any event within ninety (90) days after the end of each fiscal year of the Borrower, the Borrower's audited financial statements with the unqualified opinion of independent certified public accountants selected by the Borrower and acceptable to the Lender, which annual financial statements shall include the Borrower's balance sheet as at the end of such fiscal year and the related statements of the Borrower's income, retained earnings and cash flows for the fiscal year then ended, prepared, if the Lender so requests, on a consolidating (if applicable) and consolidated basis to include any subsidiaries of Borrower, all in reasonable detail and prepared in accordance with GAAP, together with (i) copies of all management letters prepared by such accountants; and (ii) a certificate of the Borrower's chief financial officer stating that such financial statements have been prepared in accordance with GAAP and whether or not such officer has knowledge of the occurrence of any Default or Event of Default hereunder and, if so, stating in reasonable detail the facts with respect thereto;

(b) as soon as available and in any event within thirty (30) days after the end of each month, financial statements, unaudited internal balance sheet and statements of income and retained earnings of the Borrower as at the end of and for such month and for the year to date period then ended, prepared, if the Lender so requests, on a consolidating (if applicable) and consolidated basis to include any subsidiaries of Borrower, in reasonable detail and stating in comparative form the figures for the corresponding date and periods in the previous year, all prepared in accordance with GAAP, subject to year-end audit adjustments; and accompanied by a certificate of the Borrower's chief financial officer, substantially in the form of Exhibit B hereto stating (i) that such financial statements have been prepared in accordance with GAAP, subject to year end audit adjustments, (ii) whether or not such officer has knowledge of the occurrence of any Default or Event of Default hereunder not theretofore reported and remedied and, if so, stating in reasonable detail the facts with respect thereto, and (iii) all relevant facts in reasonable detail to evidence, and the computations as to, whether or not the Borrower is in compliance with the requirements set forth in Sections 6.12, 6.13 and 7.10;

(c) within ten (10) days after the end of each month and weekly during a Deactivation Period when one or more Letter of Credit has been issued and remains outstanding or more frequently if the Lender so requires after the occurrence of an Event of Default, agings of the Borrower's accounts receivable and its accounts payable and a calculation of the Borrower's Accounts and Eligible Accounts as at the end of such month or shorter time period;

(d) at least thirty (30) days before the beginning of each fiscal year of the Borrower, the projected balance sheets and income statements for each month of such year, each in reasonable detail, representing the Borrower's good faith projections and certified by the Borrower's chief financial officer as being the most recent projections available and identical to the projections used by the Borrower for internal planning purposes, together with such supporting schedules and information as the Lender may reasonably require;

(e) as soon as possible and in any event within 10 days after receipt of notice thereof by the Borrower, notice in writing of all litigation and of all proceedings before any governmental or regulatory agency affecting the Borrower of the type described in 0 or which seek a monetary recovery in excess of One Hundred Thousand Dollars ($100,000).

(f)  as  promptly  as  practicable  (but in any event not later than ten Banking
          Days) after an officer of the Borrower obtains knowledge of the occurrence of any breach, default or event of default under any Security Document or any event which constitutes a Default or Event of Default hereunder, notice of such occurrence, together with a detailed statement by a responsible officer of the Borrower of the steps being taken by the Borrower to cure the effect of such breach, default or event;

(g) as soon as possible and in any event within thirty (30) days after the Borrower knows or has reason to know that any Reportable Event with respect to any Plan has occurred, the statement of the Borrower's chief financial officer setting forth details as to such Reportable Event and the action which the Borrower proposes to take with respect thereto, together with a copy of the notice of such Reportable Event to the Pension Benefit Guaranty Corporation;

(h) as soon as possible, and in any event within ten (10) days after the Borrower fails to make any quarterly contribution required with respect to any Plan under Section 412(m) of the Internal Revenue Code of 1986, as amended, the statement of the Borrower's chief financial officer setting forth details as to such failure and the action which the Borrower proposes to take with respect thereto, together with a copy of any notice of such failure required to be provided to the Pension Benefit Guaranty Corporation;

(i) promptly upon knowledge thereof, notice of (i) any disputes or claims by the Borrower's customers in which the disputed amount or amounts exceeds an aggregate amount of $100,000; (ii) credit memos; (iii) any goods returned to or recovered by the Borrower other than in the ordinary course of business ; and (iv) any change in the persons constituting the Borrower's senior executive officers and directors;

(j) promptly upon knowledge thereof, notice of any loss of or material damage to any Collateral or other collateral covered by the Security Documents or of any substantial adverse change in any Collateral or such other collateral or the prospect of payment thereof to the extent the value of such loss, damage or adverse change or any combination thereof exceeds $100,000;

(k) within ten (10) days of their distribution, copies of all financial statements, reports and proxy statements which the Borrower shall have sent to its stockholders;

(l) within ten (10) days of sending or filing thereof, copies of all regular and periodic reports which the Borrower shall file with the Securities and Exchange Commission or any national securities exchange;

(m) promptly upon knowledge thereof, notice of the Borrower's violation of any law, rule or regulation, the non-compliance with which could materially and adversely affect the Borrower's business or its financial condition; and

(n) from time to time, with reasonable promptness, any and all receivables schedules, collection reports, deposit records, equipment schedules, copies of invoices to account debtors, shipment documents and delivery receipts for goods sold, and such other material, reports, records or information as the Lender may reasonably request, including, without limitation, weekly borrowing base certificates.

Section  6.2     Books  and  Records;  Inspection and Examination.  The Borrower
                 ------------------------------------------------
          will keep accurate books of record and account for itself pertaining to the Collateral and pertaining to the Borrower's business and financial condition in which true and complete entries will be made in accordance with GAAP and, upon the Lender's request, will permit any officer, employee, attorney or accountant for the Lender to audit, review, make extracts from or copy any and all corporate and financial books and records of the Borrower at all times during ordinary business hours and upon reasonable notice, to send and discuss with account debtors and other obligors requests for verification of amounts owed to the Borrower, and to discuss the Borrower's affairs with any of its directors, officers, employees or agents. The Borrower will permit the Lender, or its employees, accountants, attorneys or agents, to examine and inspect any Collateral, other collateral covered by the Security Documents or any other property of the Borrower at any time during ordinary business hours and upon reasonable notice.

Section  6.3     Account Verification.  The Lender may at any time and from time
                 --------------------
          to time send or require the Borrower to send requests for verification of accounts or notices of assignment to account debtors and other obligors. The Lender may also at any time and from time to time telephone account debtors and other obligors to verify accounts.

Section  6.4     Compliance  with  Laws.
                 ----------------------

(a) The Borrower will (i) comply with the requirements of applicable laws and regulations, the non-compliance with which would materially and adversely affect its business or its financial condition and (ii) use and keep the Collateral, and require that others use and keep the Collateral, only for lawful purposes, without violation of any federal, state or local law, statute or ordinance.

(b) Without limiting the foregoing undertakings, the Borrower specifically agrees that it will comply with all applicable Environmental Laws and obtain and comply with all permits, licenses and similar approvals required by any Environmental Laws, and will not generate, use, transport, treat, store or dispose of any Hazardous Substances in such a manner as to create any liability or obligation under the common law of any jurisdiction or any Environmental Law except as would not reasonably be expected to have a material adverse effect.

Section  6.5     Payment  of  Taxes  and Other Claims.  The Borrower will pay or
                 ------------------------------------
          discharge, when due, (a) all material taxes, assessments and governmental charges levied or imposed upon it or upon its income or profits, upon any properties belonging to it (including, without limitation, the Collateral) or upon or against the creation, perfection or continuance of the Security Interest, prior to the date on which penalties attach thereto, (b) all federal, state and local taxes required to be withheld by it, and (c) all lawful claims for labor, materials and supplies which, if unpaid, might by law become a lien or charge upon any properties of the Borrower; provided, that the Borrower shall not be required to pay any such tax, assessment, charge or claim whose amount, applicability or validity is being contested in good faith by appropriate proceedings and for which proper reserves have been made.

Section  6.6     Maintenance  of  Properties.
                 ---------------------------

(a) The Borrower will keep and maintain the Collateral, the other collateral covered by the Security Documents and all of its other properties necessary or useful in its business in good condition, repair and working order (normal wear and tear excepted) and will from time to time replace or repair any worn, defective or broken parts; provided, however, that nothing in this 0 shall prevent the Borrower from discontinuing the operation and maintenance of any of its properties if such discontinuance is, in the Borrower's judgment, desirable in the conduct of the Borrower's business and not disadvantageous in any material respect to the Lender.


(b) The Borrower will defend the Collateral against all claims or demands of all persons (other than the Lender and holders of Permitted Liens) claiming the Collateral or any interest therein.

(c) The Borrower will keep all Collateral and other collateral covered by the Security Documents free and clear of all security interests, liens and encumbrances except Permitted Liens.

Section  6.7     Insurance.  The  Borrower will obtain and at all times maintain
                 ---------
          insurance with insurers believed by the Borrower to be responsible and reputable, in such amounts and against such risks as may from time to time be reasonably required by the Lender, but in all events in such amounts and against such risks as is usually carried by companies engaged in similar business and owning similar properties in the same general areas in which the Borrower operates. Without limiting the generality of the foregoing, the Borrower will at all times maintain business interruption insurance including coverage for force majeure and keep all tangible Collateral insured against risks of fire (including so-called extended coverage), theft, collision (for Collateral consisting of motor vehicles) and such other risks and in such amounts as the Lender may reasonably request, with any loss payable to the Lender to the extent of its interest, and all policies of such insurance shall contain a lender's loss payable endorsement for the Lender's benefit acceptable to the Lender. All policies of liability insurance required hereunder shall name the Lender as an additional insured.

Section  6.8     Preservation  of  Existence.  The  Borrower  will  preserve and
                 ---------------------------
          maintain its existence and all of its rights, privileges and franchises necessary or desirable in the normal conduct of its business and shall conduct its business in an orderly, efficient and regular manner.

Section  6.9     Delivery  of Instruments, etc.  Upon request by the Lender, the
                 -----------------------------
          Borrower will promptly deliver to the Lender in pledge all instruments, documents and chattel papers constituting Collateral, duly endorsed or assigned by the Borrower.

Section  6.10     Collateral  Account.
                  -------------------

(a) If, notwithstanding the instructions to debtors to make payments to the Lockbox, the Borrower receives any payments on Receivables, the Borrower shall deposit such payments into the Collateral Account. Until so deposited, the Borrower shall hold all such payments in trust for and as the property of the Lender and shall not commingle such payments with any of its other funds or property.

(b) Amounts deposited in the Collateral Account shall not bear interest and shall not be subject to withdrawal by the Borrower, except after full payment and discharge of all Obligations. All deposits in the Collateral Account shall constitute proceeds of Collateral and shall not constitute payment of the Obligations.

(c) All items deposited in the Collateral Account shall be subject to final payment. If any such item is returned uncollected, the Borrower will immediately pay the Lender, or, for items deposited in the Collateral Account, the bank maintaining such account, the amount of that item, or such bank at its discretion may charge any uncollected item to the Borrower's commercial account or other account. The Borrower shall be liable as an endorser on all items deposited in the Collateral Account, whether or not in fact endorsed by the Borrower.

Section  6.11     Performance  by  the  Lender.  Following  the occurrence of an
                  ----------------------------
          Event of Default, the Lender may, but need not, perform or observe any covenant which the Borrower has failed to perform on behalf and in the name, place and stead of the Borrower (or, at the Lender's option, in the Lender's name) and may, but need not, take any and all other actions which the Lender may reasonably deem necessary to cure or correct such failure (including, without limitation, the payment of taxes, the satisfaction of security interests, liens or encumbrances, the performance of obligations owed to account debtors or other obligors, the procurement and maintenance of insurance, the execution of assignments, security agreements and financing statements, and the endorsement of instruments); and the Borrower shall thereupon pay to the Lender on demand the amount of all monies expended and all costs and expenses (including reasonable attorneys' fees and legal expenses) incurred by the Lender in connection with or as a result of the performance or observance of such agreements or the taking of such action by the Lender, together with interest thereon from the date expended or incurred at the Floating Rate. To facilitate the Lender's performance or observance of such covenants of the Borrower following the occurrence of an Event of Default, the Borrower hereby irrevocably appoints the Lender, or the Lender's delegate, acting alone, as the Borrower's attorney in fact (which appointment is coupled with an interest) with the right (but not the duty) from time to time to create, prepare, complete, execute, deliver, endorse or file in the name and on behalf of the Borrower any and all instruments, documents, assignments, security agreements, financing statements, applications for insurance and other agreements and writings required to be obtained, executed, delivered or endorsed by the Borrower under this 0.

Section  6.12     Minimum  Book  Net  Worth.  The Borrower will maintain, during
                  -------------------------
          each period described below, its Book Net Worth, determined as at the end of each month, at an amount not less than the amount set forth opposite such period:

                        Period                    Minimum Book Net Worth
                        ------                    ----------------------
                         April 30, 2001                $15,000,000
                          May 31, 2001                 $13,500,000
                          June 30, 2001                $12,000,000
                          July 31, 2001                $11,500,000
                         August 31, 2001               $12,500,000
                       September 30, 2001              $15,000,000
                        October 31, 2001               $15,500,000
                        November 30, 2001              $16,000,000
                        December 31, 2001              $18,000,000
                        January 31, 2002               $17,500,000
                        February 28, 2002              $17,500,000
                  March 31, 2002 and thereafter        $18,500,000


Section  6.13     Minimum  EBITDA.  The Borrower will achieve during each period
                  ---------------
described below, EBITDA, measured quarterly on a rolling 12 month basis, of not less than the amount set forth opposite such period:

                     First Quarter Ending              Minimum EBITDA
                     --------------------              --------------
                         June 30, 2001                  ($2,500,000)
                      September 30, 2001                     $0
                       December 31, 2001                 $2,500,000
            March 31, 2002 and each fiscal quarter-      $7,000,000
                        end thereafter

Section  6.14     New  Covenants.  On  or before March 31, 2002 Lender shall set
                  --------------
          new covenant levels for Sections 6.12, 6.13 and 7.10 for periods after such date. The new covenant levels will be based on the Borrower's projections for such periods received by Lender pursuant to Section
          6.1(c)  and  shall  be  no  less  stringent  than  the present levels.

Section  6.15     Premises.  The Borrower agrees to provide the Lender with true
                  --------
          and correct copies of leases pursuant to which the Borrower is leasing the Premises, and to use its best efforts to obtain and provide to the Lender a landlord's disclaimer and consent with respect to each such lease.

Section  6.16     Off-Site  Inventory.  In  the  event Inventory at any location
                  -------------------
          other  than  those  listed  in  Schedule 5.1 hereto, exceeds an amount
                                          ------------
          equal to Two Hundred and Fifty Thousand Dollars ($250,000), Borrower shall (i) notify Lender of such location, and (ii) execute UCC financing statements sufficient to protect the Borrower's and the Lender's interests in such Inventory.

                                   ARTICLE VII

                               Negative Covenants

So long as the Obligations shall remain unpaid, or the Credit Facility shall remain outstanding, the Borrower agrees that, without the Lender's prior written consent:

Section  7.1     Liens.  The  Borrower will not create, incur or suffer to exist
                 -----
          any  mortgage,  deed  of  trust,  pledge,  lien,  security  interest, assignment or transfer upon or of any of its assets, now owned or hereafter acquired, to secure any indebtedness; excluding, however,
                                                             ---------  -------
          from the operation of the foregoing, the following (collectively, "Permitted Liens"):
           ----------------
(a) in the case of any of the Borrower's property which is not Collateral or other collateral described in the Security Documents, covenants, restrictions, rights, easements and minor irregularities in title which do not materially interfere with the Borrower's business or operations as presently conducted;

(b) mortgages, deeds of trust, pledges, liens, security interests and assignments in existence on the date hereof and listed in Schedule 7.1
                                                                    ------------
          hereto;

(c) the Security Interest and liens and security interests created by the Security Documents;

(d) purchase money security interests relating to the acquisition of machinery and equipment of the Borrower not exceeding the cost or fair market value thereof and so long as no Default Period is then in existence and none would exist immediately after such acquisition.

(e) liens for taxes, assessments or governmental charges or levies on the Borrower's property if the same shall not at the time be delinquent or thereafter can be paid without penalty, or are being contested in good faith and by appropriate proceedings and for which adequate reserves in accordance with GAAP shall have been set aside on the Borrower's books;

               (f) liens imposed by law, such as carriers', warehousemen's and mechanics' liens and other similar lines arising in the ordinary course of business which secure payment of obligations not more than 60 days past due or which are being contested in good faith by appropriate proceedings and for which adequate reserves shall have been set aside on its books;

               (g) liens arising out of pledges or deposits under worker's compensation laws, unemployment insurance, old age pensions, or other social security or retirement benefits, or similar legislation;

               (h)  liens  securing  capitalized  leases  permitted  pursuant to
          Section  7.2;

               (i) the replacement, extension or renewal of any lien permitted hereunder so long as the Debt secured by such lien is not increased by such replacement, extension or renewal; and

(j)  liens  of  Wells  Fargo  in  connection  with  the  Wells  Facility.

Section  7.2     Indebtedness.  The  Borrower  will not incur, create, assume or
                 ------------
          permit to exist any indebtedness or liability on account of deposits or advances or any indebtedness for borrowed money or letters of credit issued on the Borrower's behalf, or any other indebtedness or liability evidenced by notes, bonds, debentures or similar obligations, except:

(a)  indebtedness  arising  hereunder  or  under  the  Wells  Facility;

(b)  indebtedness  of the Borrower in existence on the date hereof and listed in
          Schedule  7.2  hereto  and  all  refundings  and refinancings thereof;
          -------------
          provided, however, that the dollar amount of such indebtedness may not be increased;

(c)  indebtedness  relating  to  liens  permitted  in  accordance  with  0;

(d) obligations in respect of capitalized leases in an aggregate amount not to exceed $1,200,000 at any time outstanding, and

               (e) indebtedness in respect of performance bonds, bankers acceptances, letter of credit and surety or appeal bonds entered into by the Borrower in the ordinary course of business.

Section 7.3     Guaranties.  The Borrower will not assume, guarantee, endorse or
                ----------
          otherwise become directly or contingently liable in connection with any obligations of any other Person, except:

(a) the endorsement of negotiable instruments by the Borrower for deposit or collection or similar transactions in the ordinary course of business; and

(b) guaranties, endorsements and other direct or contingent liabilities in connection with the obligations of other Persons, in existence on the date hereof and listed in Schedule 7.2 hereto.
                                         -------------

Section  7.4     Investments  and  Subsidiaries.
                 ------------------------------

(a) The Borrower will not purchase or hold beneficially any stock or other securities or evidences of indebtedness of, make or permit to exist any loans or advances to, or make any investment or acquire any interest whatsoever in, any other Person, including specifically but without limitation any partnership or joint venture, except:

(i)  investments  in  direct  obligations of the United States of America or any agency or instrumentality thereof whose obligations constitute full faith and credit obligations of the United States of America having a maturity of one year or less, commercial paper issued by U.S. corporations rated "A-1" or "A-2" by Standard & Poors Corporation or
                                ---      ---
          "P-1" or "P-2" by Moody's Investors Service or certificates of deposit
           ---      ---
         or bankers' acceptances having a maturity of one year or less issued by members of the Federal Reserve System having deposits in excess of One Hundred Million Dollars ($100,000,000) (which certificates of deposit or bankers' acceptances are fully insured by the Federal Deposit Insurance Corporation);


(ii) travel advances or loans to the Borrower's officers and employees not exceeding at any one time an aggregate of Twenty Five Thousand Dollars ($25,000);

(iii) advances in the form of progress payments, prepaid rent not exceeding three (3) months or security deposits;

(iv) investments  existing  on  the  date  hereof and described in Schedule 7.4;

                    (v)  accounts  receivable;

                    (vi) investments  received  in  settlement  of  arms length disputes;  and

                    (vii) any endorsement of a check or other medium of payment for deposit or collection, or any similar transaction in the ordinary course of business.

(b)     The  Borrower  will  not  create  or  permit  to  exist  any Subsidiary.

Section  7.5     Dividends.  The  Borrower will not declare or pay any dividends
                 ---------
          (other than dividends payable solely in stock of the Borrower) on any class of its stock or make any payment on account of the purchase, redemption or other retirement of any shares of such stock or make any distribution in respect thereof, either directly or indirectly.

Section  7.6     Sale  or Transfer of Assets; Suspension of Business Operations.
                 --------------------------------------------------------------
          Without the prior written consent of Lender (which shall not be unreasonably withheld), the Borrower will not sell, lease, assign, transfer or otherwise dispose of (i) the stock of any Subsidiary, (ii) all or a substantial part of its assets, or (iii) any Collateral or any interest therein (whether in one transaction or in a series of transactions) to any other Person other than the sale of Inventory in the ordinary course of business, or any other property which is obsolete, worn out or no longer useful in the Borrower's business, and will not liquidate, dissolve or suspend business operations.

Section 7.7     Consolidation and Merger; Asset Acquisitions.  Without the prior
                --------------------------------------------
          written consent of Lender (which shall not be unreasonably withheld), the Borrower will not consolidate with or merge into any Person, or permit any other Person to merge into it, or acquire (in a transaction analogous in purpose or effect to a consolidation or merger) all or substantially all the assets of any other Person.

Section  7.8     Sale  and  Leaseback.  The  Borrower  will  not  enter into any
                 --------------------
          arrangement, directly or indirectly, with any other Person whereby the Borrower shall sell or transfer any real or personal property, whether now owned or hereafter acquired, and then or thereafter rent or lease as lessee such property or any part thereof or any other property which the Borrower intends to use for substantially the same purpose or purposes as the property being sold or transferred.

Section  7.9     Restrictions  on  Nature  of  Business.  The  Borrower will not
                 --------------------------------------
          engage in any line of business materially different from that presently engaged in by the Borrower and will not purchase, lease or otherwise acquire assets not related to its business.

Section  7.10     Capital Expenditures.  The Borrower will not incur or contract
                  --------------------
          to incur Capital Expenditures of more than Three Million Six Hundred Thousand Dollars ($3,600,000) in the aggregate during any fiscal year.

Section 7.11     Accounting.  The Borrower will not adopt any material change in
                 ----------
          accounting principles other than as required by GAAP. The Borrower will not adopt, permit or consent to any change in its fiscal year.

Section  7.12     Discounts,  etc.  The Borrower will not, after notice from the
                  ---------------
          Lender, grant any discount, credit or allowance to any customer of the Borrower or accept any return of goods sold, or at any time (whether before or after notice from the Lender) modify, amend, subordinate, cancel or terminate the obligation of any account debtor or other obligor of the Borrower other than in accordance with its customary business practice.

Section  7.13     Defined  Benefit  Pension Plans.  The Borrower will not adopt,
                  -------------------------------
          create, assume or become a party to any defined benefit pension plan, unless disclosed to the Lender pursuant to 0.

Section  7.14     Other  Defaults.  The  Borrower  will  not  permit any breach,
                  ---------------
          default or event of default to occur under any note, loan agreement, indenture, lease, mortgage, contract for deed, security agreement or other contractual obligation binding upon the Borrower.

Section  7.15     Place of Business; Name.  Without providing 30 days' notice to
                  -----------------------
          the Lender, (a) the Borrower will not transfer its chief executive office or principal place of business, or move, relocate, close or sell any business location; (b) the Borrower will not permit any tangible Collateral or any records pertaining to the Collateral to be located in any state or area in which, in the event of such location, a financing statement covering such Collateral would be required to be, but has not in fact been, filed in order to perfect the Security Interest; and (c) the Borrower will not change its name.

Section  7.16     Organizational  Documents.  The  Borrower  will  not amend its
                  -------------------------
          certificate of incorporation, articles of incorporation or bylaws in a manner which would adversely affect the Lender.

Section 7.17      Salaries.  The Borrower will not pay excessive or unreasonable
                 ---------
          salaries, bonuses, commissions, consultant fees or other compensation or excessively increase the salary, bonus, commissions, consultant fees or other compensation of any director, officer or consultant, or any member of their families, either individually or for all such persons in the aggregate.

Section  7.18     Change  in Ownership.  The Borrower will not issue or sell any
                  --------------------
          stock of the Borrower so as to change the percentage of voting and non-voting stock owned by each of the Borrower's shareholders (other than through issuances of stock pursuant to options granted to directors and employees of the Borrower pursuant to a stock option plan).

Section  7.19     Transactions  with  Affiliates.  Borrower shall not enter into
                  ------------------------------
          any transaction for the purchase, sale or exchange of property or the rendering of any service to or by any Affiliate, except in the ordinary course of and pursuant to the reasonable requirements of Borrower's business and upon fair and reasonable terms no less favorable to Borrower than Borrower would obtain in a comparable arms length transaction with an unaffiliated Person.

                                  ARTICLE VIII

                     Events of Default, Rights and Remedies
                     --------------------------------------

Section  8.1     Events  of  Default.  "Event of Default", wherever used herein,
                 -------------------    ----------------
          means any one of the following events, which Event of Default shall exist or continue or be continuing until such Event of Default is waived in accordance with Section 9.2 hereof:

(a) Default in the payment of the Obligations when they become due and payable;

               (b) Failure to pay when due any amount specified in 0 relating to the Borrower's Obligation of Reimbursement, or failure to pay immediately when due or upon termination of the Credit Facility any amounts required to be paid for deposit in the Special Account under 0 or;

(c) An "Event of Default" (as defined by the Wells Facility) under the Wells Facility;

(d) Default in the payment of any fees, commissions, costs or expenses required to be paid by the Borrower under this Agreement;

(e) Default in the performance, or breach, of any covenant or agreement of the Borrower contained in this Agreement and such default or breach shall continue for ten (10) Banking Days; provided, that such ten (10) Banking Day cure period shall not apply in the case of (i) any default or event addressed in any other provision or paragraph of this Section, (ii) the failure to comply with the covenants set forth in Sections 6.12, 6.13 or 7.10, (iii) any default in the performance, or breach, of any such covenant or agreement which is not capable of being cured at all or within such ten (10) Banking Day period or which has previously been the subject of a previous default or breach within the prior twelve (12) month period or (iv) an intentional breach by Borrower of such covenant or agreement;

(f) The Borrower shall be or become insolvent, or admit in writing its inability to pay its debts as they mature, or make an assignment for the benefit of creditors; or the Borrower shall apply for or consent to the appointment of any receiver, trustee, or similar officer for it or for all or any substantial part of its property; or such receiver, trustee or similar officer shall be appointed without the application or consent of the Borrower and not dismissed in 60 days; or the Borrower shall institute (by petition, application, answer, consent or otherwise) any bankruptcy, insolvency, reorganization, arrangement, readjustment of debt, dissolution, liquidation or similar proceeding relating to it under the laws of any jurisdiction and not dismissed in 60 days; or any such proceeding shall be instituted (by petition, application or otherwise) against the Borrower and not dismissed in 60 days; or any judgment, writ, warrant of attachment or execution or similar process shall be issued or levied against a substantial part of the property of the Borrower and not dismissed in 60 days;

(g) A petition shall be filed by or against the Borrower under the United States Bankruptcy Code naming the Borrower as debtor and, in the case of petitions filed against Borrower, not dismissed within 60 days; provided, Borrower shall not receive an Advance prior to the dismissal of any such petition filed against the Borrower;

(h) Any representation or warranty made by the Borrower in this Agreement, or by the Borrower (or any of its officers) in any agreement, certificate, instrument or financial statement or other statement contemplated by or made or delivered pursuant to or in connection with this Agreement shall prove to have been incorrect in any material respect when deemed to be effective;

(i) The rendering against the Borrower of a final judgment, decree or order for the payment of money in excess of One Hundred Thousand Dollars ($100,000) and the continuance of such judgment, decree or order unsatisfied and in effect for any period of thirty (30) consecutive days without a stay of execution;

(j) A default under any bond, debenture, note or other evidence of indebtedness (excluding trade payables) in excess of Twenty Thousand Dollars ($20,000) of the Borrower owed to any Person other than the Lender or Wells Fargo, or under any indenture or other instrument under which any such evidence of indebtedness has been issued or by which it is governed, or under any lease of any of the Premises, and the expiration of the applicable period of grace, if any, specified in such evidence of indebtedness, indenture, other instrument or lease;

(k) Any Reportable Event, which the Lender determines in good faith might constitute grounds for the termination of any Plan or for the appointment by the appropriate United States District Court of a trustee to administer any Plan, shall have occurred and be continuing thirty (30) days after written notice to such effect shall have been given to the Borrower by the Lender; or a trustee shall have been appointed by an appropriate United States District Court to administer any Plan; or the Pension Benefit Guaranty Corporation shall have instituted proceedings to terminate any Plan or to appoint a trustee to administer any Plan; or the Borrower shall have filed for a distress termination of any Plan under Title IV of ERISA; or the Borrower shall have failed to make any quarterly contribution required with respect to any Plan under Section 412(m) of the Internal Revenue Code of 1986, as amended, which the Lender determines in good faith may by itself, or in combination with any such failures that the Lender may determine are likely to occur in the future, result in the imposition of a lien on the Borrower's assets in favor of the Plan;

(l) An event of default shall occur under any Security Document or under any other security agreement, mortgage, deed of trust, assignment or other instrument or agreement securing any obligations of the Borrower hereunder or under any note and such event of default shall not be cured or waived within ten (10) Banking Days; provided, that such ten
          (10) Banking Day cure period shall not apply in the case of (i) any default or event addressed in any other provision or paragraph of this Section, (ii) any event of default which is not capable of being cured at all or within such ten (10) Banking Day period or which has previously been the subject of a previous default or breach within the prior twelve (12) month period or (iv) an intentional default by Borrower;

(m) The Borrower shall liquidate, dissolve, terminate or suspend its business operations or otherwise fail to operate its business in the ordinary course, or sell all or substantially all of its assets, without the Lender's prior written consent;

Section  8.2     Rights  and  Remedies.  Following the occurrence of an Event of
                 ---------------------
          Default, the Lender may exercise any or all of the following rights and remedies:

(a) the Lender may, by notice to the Borrower, declare the Commitment to be terminated, whereupon the same shall forthwith terminate;

(b) the Lender may, by notice to the Borrower, declare the Obligations to be forthwith due and payable, whereupon all Obligations shall become and be forthwith due and payable, without presentment, notice of dishonor, protest or further notice of any kind, all of which the Borrower hereby expressly waives;

(c) the Lender may, without notice to the Borrower and without further action, apply any and all money owing by the Lender to the Borrower to the payment of the Obligations;

               (d) the Lender may make demand upon the Borrower and, forthwith upon such demand, the Borrower will pay to the Lender in immediately available funds for deposit in the Special Account pursuant to 0 an amount equal to the aggregate maximum amount available to be drawn under all Letters of Credit then outstanding, assuming compliance with all conditions for drawing thereunder;

(e) the Lender may exercise and enforce any and all rights and remedies available upon default to a secured party under the UCC, including, without limitation, the right to take possession of Collateral, or any evidence thereof, proceeding without judicial process or by judicial process (without a prior hearing or notice thereof, which the Borrower hereby expressly waives) and the right to sell, lease or otherwise dispose of any or all of the Collateral, and, in connection therewith, the Borrower will on demand assemble the Collateral and make it available to the Lender at a place to be designated by the Lender which is reasonably convenient to both parties;

(f) the Lender may exercise and enforce its rights and remedies under the Loan Documents; and

(g) the Lender may exercise any other rights and remedies available to it by law or agreement.

Notwithstanding the foregoing, upon the occurrence of an Event of Default described in subsections (f) or (g) of 0, the Obligations shall be immediately due and payable automatically without presentment, demand, protest or notice of any kind.

Section  8.3     Certain  Notices.  If  notice  to  the Borrower of any intended
                 ----------------
          disposition of Collateral or any other intended action is required by law in a particular instance, such notice shall be deemed commercially reasonable if given (in the manner specified in 0) at least ten (10) calendar days before the date of intended disposition or other action.

                                   ARTICLE IX

                                  Miscellaneous
                                  -------------

Section  9.1     No  Waiver;  Cumulative  Remedies.  No  failure or delay by the
                 ---------------------------------
          Lender in exercising any right, power or remedy under the Loan Documents shall operate as a waiver thereof; nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy under the Loan Documents. The remedies provided in the Loan Documents are cumulative and not exclusive of any remedies provided by law.

Section  9.2     Amendments,  Etc.  No  amendment,  modification, termination or
                 ----------------
          waiver of any provision of any Loan Document or consent to any departure by the Borrower therefrom or any release of a Security Interest shall be effective unless the same shall be in writing and signed by the Lender, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. No notice to or demand on the Borrower in any case shall entitle the Borrower to any other or further notice or demand in similar  or  other  circumstances. No amendment or modification of any
          Loan  Document  shall  be effective unless the same shall be signed by the  Borrower.

Section  9.3     Addresses  for  Notices,  Etc.  Except  as  otherwise expressly
                 -----------------------------
          provided herein, all notices, requests, demands and other communications provided for under the Loan Documents shall be in writing and shall be (a) personally delivered, (b) sent by first class United States mail, (c) sent by overnight courier of national reputation, or (d) transmitted by telecopy, in each case addressed or telecopied to the party to whom notice is being given at its address or telecopier number as set forth below:

                 If  to  the  Borrower:

                 Rockshox,  Inc.
                 1610  Garden  of  the  Gods  Road
                 Colorado  Springs,  Colorado  80907
                 Telecopier:     _________________
                 Attention:     Chris  Birkett
                 If  to  the  Lender:

                 Wells  Fargo  Business  Credit,  Inc.
                 245  South  Los  Robles  Avenue,  Suite  600
                 Pasadena,  California  91101
                 Telecopier:  (626)  844-9063
                 Attention:  Account  Executive

or, as to each party, at such other address or telecopier number as may hereafter be designated by such party in a written notice to the other party complying as to delivery with the terms of this Section. All such notices, requests, demands and other communications shall be deemed to have been given on
(a) the date received if personally delivered, (b) when deposited in the mail if delivered by mail, (c) the date sent if sent by overnight courier, or (d) the date of transmission if delivered by telecopy, except that notices or requests to the Lender pursuant to any of the provisions of 0 shall not be effective until received by the Lender.

Section  9.4     Further Documents.  The Borrower will from time to time execute
                 -----------------
          and deliver or endorse any and all instruments, documents, conveyances, assignments, security agreements, financing statements and other agreements and writings that the Lender may reasonably request in order to secure, protect, perfect or enforce the Security Interest or the Lender's rights under the Loan Documents (but any failure to request or assure that the Borrower executes, delivers or endorses any such item shall not affect or impair the validity, sufficiency or enforceability of the Loan Documents and the Security Interest, regardless of whether any such item was or was not executed, delivered or endorsed in a similar context or on a prior occasion).

Section  9.5     Collateral.  This  Agreement  does  not  contemplate  a sale of
                 ----------
          accounts, contract rights or chattel paper, and, as provided by law, the Borrower is entitled to any surplus and shall remain liable for any deficiency. The Lender's duty of care with respect to Collateral in its possession (as imposed by law) shall be deemed fulfilled if it exercises reasonable care in physically keeping such Collateral, or in the case of Collateral in the custody or possession of a bailee or other third person, exercises reasonable care in the selection of the bailee or other third person, and the Lender need not otherwise preserve, protect, insure or care for any Collateral. The Lender shall not be obligated to preserve any rights the Borrower may have against prior parties, to realize on the Collateral at all or in any particular manner or order or to apply any cash proceeds of the Collateral in any particular order of application.

Section  9.6     Costs  and  Expenses.  The Borrower agrees to pay on demand all
                 --------------------
          reasonable costs and expenses, including (without limitation) attorneys' fees, incurred by the Lender in connection with the Obligations, this Agreement, the Loan Documents, any Letters of Credit and any other document or agreement related hereto or thereto, and the transactions contemplated hereby, including without limitation all such costs, expenses and fees incurred in connection with the negotiation, preparation, execution, amendment, administration, performance, collection and enforcement of the Obligations and all such documents and agreements and the creation, perfection, protection, satisfaction, foreclosure or enforcement of the Security Interest.

Section  9.7     Indemnity.  In  addition to the payment of expenses pursuant to
                 ---------
          0, the Borrower agrees to indemnify, defend and hold harmless the Lender, and any of its parent corporations, subsidiary corporations, affiliated corporations, successor corporations, and all present and future officers, directors, employees, attorneys and agents of the foregoing (the "Indemnitees") from and against any of the following
                            -----------
          except to the extent arising from the gross negligence or willful misconduct of Lender or Wells Fargo or the breach by Lender of any Loan Document (collectively, "Indemnified Liabilities"):
                                           ------------------------

(i) any and all transfer taxes, documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of the Loan Documents or the making of the Advances;

(ii) any claims, loss or damage to which any Indemnitee may be subjected if any representation or warranty contained in 0 proves to be incorrect in any respect or as a result of any violation of the covenant contained in 0; and

(iii) any and all other liabilities, losses, damages, penalties, judgments, suits, claims, costs and expenses of any kind or nature whatsoever (including, without limitation, the reasonable fees and disbursements of counsel) in connection with the foregoing and any other investigative, administrative or judicial proceedings, whether or not such Indemnitee shall be designated a party thereto, which may be imposed on, incurred by or asserted against any such Indemnitee, in any manner related to or arising out of or in connection with the making of the Advances and the Loan Documents or the use or intended use of the proceeds of the Advances.

If any investigative, judicial or administrative proceeding arising from any of the foregoing is brought against any Indemnitee, upon such Indemnitee's request, the Borrower, or counsel designated by the Borrower and satisfactory to the Indemnitee, will resist and defend such action, suit or proceeding to the extent and in the manner directed by the Indemnitee, at the Borrower's sole costs and expense. Each Indemnitee will use its best efforts to cooperate in the defense of any such action, suit or proceeding. If the foregoing undertaking to indemnify, defend and hold harmless may be held to be unenforceable because it violates any law or public policy, the Borrower shall nevertheless make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities which is permissible under applicable law. The Borrower's obligation under this 0 shall survive the termination of this Agreement and the discharge of the Borrower's other obligations hereunder.

Section  9.8     Participants.  The Lender and its participants, if any, are not
                 ------------
          partners or joint venturers, and the Lender shall not have any liability or responsibility for any obligation, act or omission of any of its participants. All rights and powers specifically conferred upon the Lender may be transferred or delegated to any of the Lender's participants, successors or assigns.


Section  9.9     Execution  in  Counterparts.  This  Agreement  and  other  Loan
                 ---------------------------
          Documents may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same instrument.

Section  9.10     Binding  Effect;  Assignment;  Complete  Agreement; Exchanging
                  --------------------------------------------------------------
          Information. The Loan Documents shall be binding upon and inure to the
          -----------
          benefit of the Borrower and the Lender and their respective successors and assigns, except that the Borrower shall not have the right to assign its rights thereunder or any interest therein without the Lender's prior written consent. This Agreement, together with the Loan Documents, comprises the complete and integrated agreement of the parties on the subject matter hereof and supersedes all prior agreements, written or oral, on the subject matter hereof. Without limiting the Lender's right to share information regarding the Borrower and its Affiliates with the Lender's participants, accountants, lawyers and other advisors involved in the transactions subject to this Agreement, the Lender, Wells Fargo Corporation, and all direct and indirect subsidiaries of Wells Fargo Corporation, may exchange any and all information they may have in their possession regarding the Borrower as may be reasonably necessary in the administration of this Agreement, and the Borrower waives any right of confidentiality it may have with respect to such exchange of such information.

Section  9.11     Severability  of  Provisions.  Any provision of this Agreement
                  ----------------------------
          which is prohibited or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof.

Section  9.12     Headings.  Article  and Section headings in this Agreement are
                  --------
          included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

Section 9.13     Governing Law; Jurisdiction, Venue; Waiver of Jury Trial.  This
                 --------------------------------------------------------
          Agreement and the other Loan Documents shall be governed by and construed in accordance with the substantive laws (other than conflict laws) of the State of California. Each of the parties hereto hereby
          (i) consents to the personal jurisdiction of the state and federal courts located in the State of California in connection with any controversy related to this Agreement or the other Loan Documents;
          (ii) waives any argument that venue in any such forum is not convenient, (iii) agrees that any litigation initiated by the Lender or the Borrower in connection with this Agreement or the other Loan Documents shall be venued in either the State Courts of the County of Los Angeles, State of California, or the United States District Court for the Central District of California; and (iv) agrees that a final judgment in any such suit, action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. THE PARTIES WAIVE ANY RIGHT TO TRIAL BY JURY IN ANY ACTION OR PROCEEDING BASED ON OR PERTAINING TO THIS AGREEMENT.

Section  9.14     Release of Collateral.     Upon a sale or other disposition of
                  ---------------------
          assets of the Borrower constituting Collateral which was consented to or otherwise approved by Lender or is permitted under this Agreement, the Lender, at the request of the Borrower, will execute and deliver to the Borrower the proper instruments (including UCC termination statements) acknowledging the release of the Lender's Security Interest in such Collateral.

Section 9.15     Termination, Release.  This Agreement and the Lender's Security
                 --------------------
          Interest shall terminate upon satisfaction in full of the Obligations. Upon such termination, the Lender, at the request of the Borrower, will execute and deliver to the Borrower the proper instruments (including UCC termination statements) acknowledging the termination of this Agreement and will duly assign, transfer and deliver to the Borrower such of the Collateral as may be in the possession of the Lender and has not theretofore been disposed of, applied or released.

Section  9.16     Confidentiality.  The  Lender  agrees to keep confidential all
                  ---------------
          information provided by the Borrower under this Agreement except as required by applicable law or if such information is otherwise publicly available (other than as a result of actions by the Lender).

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized as of the date first above written.

WELLS  FARGO  BUSINESS CREDIT, INC., a       ROCKSHOX,  INC.,
Minnesota corporation                        a Delaware corporation
By______________________________________     By_________________________________
Name:___________________________________     Name:______________________________
Its:____________________________________     Its:_______________________________

                         TABLE OF EXHIBITS AND SCHEDULES

Exhibit  A         Form  of  Revolving  Note

Exhibit  B         Compliance  Certificate

Exhibit  C         Premises
--------------------------------------------------------------------------------
Schedule  5.1      Trade  Names,  Chief  Executive  Office,  Principal  Place of
                   Business,  and  Locations  of  Collateral

Schedule  5.4      Subsidiaries

Schedule  7.1      Permitted  Liens

Schedule  7.2      Permitted  Indebtedness  and  Guaranties

Schedule  7.4      Investments
--------------------------------------------------------------------------------

                                      Exhibit A to Credit and Security Agreement

                                 REVOLVING NOTE

$10,000,000                                           Colorado Springs, Colorado
                                                                   June __, 2001

For value received, the undersigned, ROCKSHOX, INC., a Delaware corporation (the "Borrower"), hereby promises to pay on the Termination Date under the Credit
 --------
Agreement (defined below), to the order of WELLS FARGO BUSINESS CREDIT, INC., a Minnesota corporation (the "Lender"), at its main office in Pasadena,
                               ------
California, or at any other place designated at any time by the holder hereof, in lawful money of the United States of America and in immediately available funds, the principal sum of Ten Million Dollars ($10,000,000) or, if less, the aggregate unpaid principal amount of all Revolving Advances made by the Lender to the Borrower under the Credit Agreement (defined below) together with interest on the principal amount hereunder remaining unpaid from time to time, computed on the basis of the actual number of days elapsed and a 360-day year, from the date hereof until this Note is fully paid at the rate from time to time in effect under the Credit and Security Agreement of even date herewith (as the same may hereafter be amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") by and between the Lender and the
                       -----------------
Borrower. The principal hereof and interest accruing thereon shall be due and payable as provided in the Credit Agreement. This Note may be prepaid only in accordance with the Credit Agreement.
This Note is issued pursuant, and is subject, to the Credit Agreement, which provides, among other things, for acceleration hereof. This Note is the Revolving Note referred to in the Credit Agreement. This Note is secured, among other things, pursuant to the Credit Agreement and the Security Documents as therein defined, and may now or hereafter be secured by one or more other security agreements, mortgages, deeds of trust, assignments or other instruments or agreements.
The Borrower hereby agrees to pay all costs of collection, including reasonable attorneys' fees and legal expenses in the event this Note is not paid when due, whether or not legal proceedings are commenced.
Presentment or other demand for payment, notice of dishonor and protest are expressly waived.
                                        ROCKSHOX,  INC.,
                                        a  Delaware  corporation

                                        By __________________________________
                                           Name:_____________________________
                                           Title:____________________________

                                      Exhibit B to Credit and Security Agreement

                             COMPLIANCE CERTIFICATE

To:          Wells  Fargo  Business  Credit,  Inc.
             -------------------------------------
Date:        _____________________

Subject:     Financial  Statements
             ---------------------

In accordance with our Second Amended and Restated Credit and Security Agreement dated as of June __, 2001 (the "Credit Agreement"), attached are the financial
                                  ----------------
statements  of  ROCKSHOX,  INC. (the "Borrower") as of and for ________________,
                                      --------
_____  (the  "Reporting  Date")  and  the  year-to-date  period  then ended (the
              ---------------
"Current  Financials").  All  terms  used  in this certificate have the meanings
 -------------------
given  in  the  Credit  Agreement.
I certify that the Current Financials have been prepared in accordance with GAAP, subject, in the case of quarterly or interim financial statements, to year-end audit adjustments and the absence of footnotes, and fairly present the Borrower's financial condition and the results of its operations as of the date thereof.
Events  of  Default.  (Check  one):
           [ ] The undersigned does not have knowledge of the occurrence of a Default or Event of Default under the Credit Agreement.

           [ ] The undersigned has knowledge of the occurrence of a Default or Event of Default under the Credit Agreement and attached hereto is a statement of the facts with respect to thereto.

I  hereby  certify  to  the  Lender  as  follows:

           [ ] The Reporting Date does not mark the end of one of the Borrower's fiscal quarters, hence I am completing only paragraph __ below.

           [ ] The Reporting Date marks the end of one of the Borrower's fiscal quarters, hence I am completing all paragraphs below except paragraph __.

           [ ] The Reporting Date marks the end of the Borrower's fiscal year, hence I am completing all paragraphs below.


Financial  Covenants.  I  further  hereby  certify  as  follows:
--------------------
1.     Minimum Book Net Worth.  Pursuant to 0 of the Credit Agreement, as of the
       ----------------------
Reporting Date the Borrower's Book Net Worth was $____________ which satisfies does not satisfy the requirements of Section 6.12.
2.     Minimum  EBITDA.  Pursuant  to  Section 6.13 of the Credit Agreement, the
       ---------------
Borrower's EBITDA for the ________ period ending on the Reporting Date, was $___________, which satisfies does not satisfy the requirements of Section 6.13.
3.     Capital  Expenditures.  Pursuant  to  0  of the Credit Agreement, for the
       ---------------------
year-to-date period ending on the Reporting Date, the Borrower has expended or contracted to expend during the _____________ year ended ______________, ___, for Capital Expenditures, $__________________ in the aggregate, which [ ]
satisfies   does  not  satisfy  the  requirements  of  Section  7.10.
4.     Salaries.  As  of  the  Reporting  Date,  the  Borrower   is   is  not in
       --------
compliance  with  0  of  the  Credit  Agreement  concerning  salaries.
Attached hereto are all relevant facts in reasonable detail to evidence, and the computations of the financial covenants referred to above. These computations were made in accordance with GAAP.

                                       ROCKSHOX,  INC.,
                                       a  Delaware  corporation


                                       By___________________________________
                                       [Name]
                                       Its  Chief  Financial  Officer

                                      Exhibit C to Credit and Security Agreement

                                    PREMISES
The Premises referred to in the Credit and Security Agreement are legally described as follows:
1)     San  Jose  California:
All that certain Real Property in the City of San Jose, County of Santa Clara, State of California, described as follows:
All of Parcel "A", as shown upon that certain Map entitled, "Parcel Map being a Resubdivision of Parcel 1 shown on the Parcel Map recorded in Book 316 of Maps, at Page 21, Santa Clara County Records", which Map was filed for record in the Office of the Recorder of the County of Santa Clara, State of California, on February 3, 1976 in Book 367 of Maps, at Pages 27 and 28.
2)     Colorado  Springs,  Colorado:
Parcel  A:

That portion of Lot 1, Block 1, Kaman Sciences Subdivision No. 2, in the City of Colorado Springs, El Paso County, Colorado, Described as follows: Beginning at the most northerly corner of said Kaman Sciences Subdivision No. 2 ; Thence S 51 38' 33" E along the Northeasterly boundary thereof 587.24', Thence S 89 37' 30" W, 752.80 , Thence N 38 21' 27" E along the Northwesterly line of said Kaman Sciences Subdivision No. 2 , 471-.02' to the Point of Beginning.

Parcel  B:

That portion of Lot 1, Block 1, Kaman Sciences Subdivision No. 2, in the City of Colorado Springs, El Paso County, Colorado, described as follows: Beginning at a point on the Northwesterly line of said Kaman Sciences Subdivision No. 2, from whence the most Northerly corner thereof bears N 38 21' 27" E, 471.02'; Thence
N.  89  37'  30"  E, 440.26', Thence S 00 22'30" E, 241.09'; Thence 89 37'30" W,
481.71'; Thence S 00 22'30" E, 77.29'; to the Northwest corner of Lot 1, Block 1, Kaman Sciences Subdivision No. 1 Thence S 89 37'30" W, 80.00' Thence along the Northwesterly boundary of said Lot 1, Block 1, Kaman Sciences Subdivision NO. 2 for the following two (2) courses; (1) Thence on a curve to the right having a central angle of 38 43'57"/ a Radius 475.00', and a length of 321.10'
(2) Thence N 38 21'27" E, Tangent to said curve, 27.14' to the point of beginning.


Parcel  C:

Non-Exclusive easements for ingress and egress purposes over and across portions of Lots 1, 2, and 3 in Centennial Technology Center Filing No. 1, in the City of Colorado Springs, El Paso County, Colorado as set forth and described in Access Agreement recorded June 24, 1998 at reception No. 98087006.


Parcel  E:

Non-Exclusive easements for ingress, egress and utility service line purposes over and across portions of Lot 1 in Block 1 in Kaman Sciences Subdivision No 1 and over and across portions of Lot 1 in Block 1 in Kaman Sciences Subdivision No. 2 as set forth and described in easement agreement recorded December 16, 1998 at reception No. 98185885.

                                 Schedule  5.1

                  Schedule 5.1 to Credit and Security Agreement
             TRADE NAMES, CHIEF EXECUTIVE OFFICE, PRINCIPAL PLACE OF
                      BUSINESS, AND LOCATIONS OF COLLATERAL


               CHIEF EXECUTIVE OFFICE/PRINCIPAL PLACE OF BUSINESS
               --------------------------------------------------
                          1610 GARDEN OF THE GODS ROAD
                           COLORADO SPRINGS, CO 80907


                       ADDITIONAL LOCATIONS OF COLLATERAL
                       ----------------------------------

                       1)     1989  LITTLE  ORCHARD  ROAD
                              SAN  JOSE,  CALIFORNIA  95125

                       2)     ROCKSHOX  TAIWAN  BRANCH
                              NO.  34  CHA-CHA  ROAD
                              LIU  FANG  TUNE  WAUPUN
                              TEACHING,  TAIWAN,  I.E.

                  Schedule 5.4 to Credit and Security Agreement
                                  SUBSIDIARIES

                         ROCKSHOX TAIWAN (BRANCH OFFICE)

                                 Schedule  7.1
                  Schedule 7.1 to Credit and Security Agreement

                                 PERMITTED LIENS

  Creditor     Collateral     Jurisdiction     Filing Date     Filing No.
  --------     ----------     ------------     -----------     ----------
AT&T  Credit                 CA Secretary of    12/28/95       9536360859
Corporation                  State
AT&T  Credit                 CA Secretary of    07/18/96       9620160442
Corporation                  State

                  Schedule 7.2 to Credit and Security Agreement
                      PERMITTED INDEBTEDNESS AND GUARANTIES


                                      NONE.


ARTICLE I     DEFINITIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
     Section 1.1     Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
     Section 1.2     Cross References. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
ARTICLE II     AMOUNT AND TERMS OF THE CREDIT FACILITY . . . . . . . . . . . . . . . . . . . . . .  10
     Section 2.1     Revolving Advances. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
     Section 2.2     Letters of Credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
     Section 2.3     Payment of Amounts Drawn Under Letters of Credit; Obligation of Reimbursement  11
     Section 2.4     Special Account . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
     Section 2.5     Obligations Absolute. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
     Section 2.6     Interest; Minimum Interest Charge; Default Interest; Participations; Usury. .  13
     Section 2.7     Fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
     Section 2.8     Computation of Interest and Fees; When Interest Due and Payable . . . . . . .  15
     Section 2.9     Capital Adequacy. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
     Section 2.10    Maturity Date . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
     Section 2.11    Voluntary Prepayment; Reduction of the Maximum Line;
               Termination of the Credit Facility by the Borrower. . . . . . . . . . . . . . . . .  16
     Section 2.12    Termination and Line Reduction Fees; Waiver of Termination and
               Line Reduction Fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
     Section 2.13    Mandatory Prepayment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
     Section 2.14    Payment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
     Section 2.15    Payment on Non-Banking Days . . . . . . . . . . . . . . . . . . . . . . . . .  17
     Section 2.16    Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
     Section 2.17    Liability Records . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
     Section 2.18    Deactivation of Credit Facility . . . . . . . . . . . . . . . . . . . . . . .  18
ARTICLE III     SECURITY INTEREST; OCCUPANCY; SETOFF . . . . . . . . . . . . . . . . . . . . . . .  18
     Section 3.1     Grant of Security Interest. . . . . . . . . . . . . . . . . . . . . . . . . .  18
     Section 3.2     Notification of Account Debtors and Other Obligors. . . . . . . . . . . . . .  18
     Section 3.3     Assignment of Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
     Section 3.4     Occupancy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
     Section 3.5     License . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
     Section 3.6     Financing Statement . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
     Section 3.7     Setoff. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20


                                          TABLE OF CONTENTS
                                             (CONTINUED)

ARTICLE IV     CONDITIONS OF LENDING . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
     Section 4.1     Conditions Precedent to the Initial Revolving Advance and the
                Initial Letter of Credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
     Section 4.2     Conditions Precedent to All Advances and Letters of Credit. . . . . . . . . .  21
ARTICLE V     REPRESENTATIONS AND WARRANTIES . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
     Section 5.1     Corporate Existence and Power; Name; Chief Executive Office;
                Inventory and Equipment Locations; Tax Identification Number . . . . . . . . . . .  22
     Section 5.2     Authorization of Borrowing; No Conflict as to Law or Agreements . . . . . . .  22
     Section 5.3     Legal Agreements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
     Section 5.4     Subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
     Section 5.5     Financial Condition; No Adverse Change. . . . . . . . . . . . . . . . . . . .  23
     Section 5.6     Litigation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
     Section 5.7     Regulation U. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
     Section 5.8     Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
     Section 5.9     Titles and Liens. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
     Section 5.10    Plans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
     Section 5.11    Default . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
     Section 5.12    Environmental Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
     Section 5.13    Submissions to Lender . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
     Section 5.14    Financing Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
     Section 5.15    Rights to Payment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
ARTICLE VI     BORROWER'S AFFIRMATIVE COVENANTS. . . . . . . . . . . . . . . . . . . . . . . . . .  26
     Section 6.1     Reporting Requirements. . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
     Section 6.2     Books and Records; Inspection and Examination . . . . . . . . . . . . . . . .  28
     Section 6.3     Account Verification. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
     Section 6.4     Compliance with Laws. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
     Section 6.5     Payment of Taxes and Other Claims . . . . . . . . . . . . . . . . . . . . . .  29
     Section 6.6     Maintenance of Properties . . . . . . . . . . . . . . . . . . . . . . . . . .  29
     Section 6.7     Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
     Section 6.8     Preservation of Existence . . . . . . . . . . . . . . . . . . . . . . . . . .  30
     Section 6.9     Delivery of Instruments, etc. . . . . . . . . . . . . . . . . . . . . . . . .  30
     Section 6.10    Collateral Account. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
     Section 6.11    Performance by the Lender . . . . . . . . . . . . . . . . . . . . . . . . . .  30


                                          TABLE OF CONTENTS
                                             (CONTINUED)

     Section 6.12    Minimum Book Net Worth. . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
     Section 6.13    Minimum [Adjusted Net Income] . . . . . . . . . . . . . . . . . . . . . . . .  31
     Section 6.14    New Covenants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
     Section 6.15    Premises. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
     Section 6.16    Off-Site Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
ARTICLE VII     NEGATIVE COVENANTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
     Section 7.1     Liens . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
     Section 7.2     Indebtedness. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
     Section 7.3     Guaranties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
     Section 7.4     Investments and Subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . .  34
     Section 7.5     Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35
     Section 7.6     Sale or Transfer of Assets; Suspension of Business Operations . . . . . . . .  35
     Section 7.7     Consolidation and Merger; Asset Acquisitions. . . . . . . . . . . . . . . . .  35
     Section 7.8     Sale and Leaseback. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35
     Section 7.9     Restrictions on Nature of Business. . . . . . . . . . . . . . . . . . . . . .  35
     Section 7.10    Capital Expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35
     Section 7.11    Accounting. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35
     Section 7.12    Discounts, etc. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35
     Section 7.13    Defined Benefit Pension Plans . . . . . . . . . . . . . . . . . . . . . . . .  36
     Section 7.15    Place of Business; Name . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
     Section 7.16    Organizational Documents. . . . . . . . . . . . . . . . . . . . . . . . . . .  36
     Section 7.17    Salaries. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
     Section 7.18    Change in Ownership . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
ARTICLE VIII     EVENTS OF DEFAULT, RIGHTS AND REMEDIES. . . . . . . . . . . . . . . . . . . . . .  36
     Section 8.1     Events of Default . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
     Section 8.2     Rights and Remedies . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
     Section 8.3     Certain Notices . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
ARTICLE IX     MISCELLANEOUS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40
     Section 9.1     No Waiver; Cumulative Remedies. . . . . . . . . . . . . . . . . . . . . . . .  40
     Section 9.2     Amendments, Etc.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40
     Section 9.3     Addresses for Notices, Etc. . . . . . . . . . . . . . . . . . . . . . . . . .  40


                                          TABLE OF CONTENTS
                                             (CONTINUED)

     Section 9.4     Further Documents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
     Section 9.5     Collateral. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
     Section 9.6     Costs and Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
     Section 9.7     Indemnity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
     Section 9.8     Participants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42
     Section 9.9     Execution in Counterparts . . . . . . . . . . . . . . . . . . . . . . . . . .  42
     Section 9.10    Binding Effect; Assignment; Complete Agreement; Exchanging
               Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42
     Section 9.11    Severability of Provisions. . . . . . . . . . . . . . . . . . . . . . . . . .  43
     Section 9.12    Headings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43
     Section 9.13    Governing Law; Jurisdiction, Venue; Waiver of Jury Trial. . . . . . . . . . .  43
     Section 9.14    Release of Collateral . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43
     Section 9.15    Termination, Release. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43
     Section 9.16    Confidentiality . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43