Form 10-K/A
period 2001-03-31
ROCKSHOX INC
filed 2001-07-20
CIK 1017047

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                  FORM 10-K/A
                                  AMENDMENT #1
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of July 17, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,525,982.

     As of July 17, 2001, the Registrant had 13,761,147 shares of Common Stock outstanding.

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

  -- We entered into a new debt agreement with our primary lender. This new agreement requires us to adhere to certain financial covenants. We are currently negotiating with the lender to lower certain covenants even further. However, these lower covenants have not been approved by the lender. If the revised covenants are approved, we expect to be in compliance with the new covenants throughout the current year. However, there is no assurance the expected results will be achieved.

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


     On July 17, 2001, the closing sales price per share of our common stock as reported on the OTC Bulletin Board was $0.45. On July 17, 2001, there were 1,769 shareholders of our common stock.

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

     At March 31, 2001, we had cash and cash equivalents of $1.1 million, and outstanding debt of $1.2 million. We recently entered into an amended, expanded credit facility in the amount of $10 million with our existing lender, Wells Fargo Business Credit and their affiliate, Wells Fargo Bank (the New Facility). The New Facility and the previous credit agreement are asset-based facilities, that is, the borrowings on the related facility are limited to a percentage of our accounts receivable balances, and the borrowings are also secured by those same receivables, in addition to our inventory, equipment and intangibles. Our borrowing availability is reduced by a $1 million letter of credit pledged as security through the term of our Colorado Springs facilities lease.

     At March 31, 2001, we were in default of certain financial covenants under our previous credit agreement, due primarily to expenses associated with the 2001 recall that were not anticipated at the time the original covenants were set. We received a waiver of such default as of that date. Our New Facility set new financial covenants, and we are continuing to negotiate with Wells Fargo to lower certain financial covenants, subject to their approval. If the revised financial covenants are enacted, we expect to be in compliance with the new covenants throughout the current year. However, there is no assurance that our expected results will be achieved.

     Management estimates that based upon our current forecasts, including anticipated funds received from the New Facility, we will require no additional funding through the end of fiscal year 2002 for the execution of our current business plan, including the financing of our anticipated capital expenditures and short-term operating losses. Should we require additional funding, we believe we have the ability to obtain this funding from one or more of the following sources:

     1.   Additional  asset  based  lending  facility,
     2.   Subordinated  debt  facility,
     3.   Sale  of  assets

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

10.10 Standard Industrial Sublease, dated December 8, 1997, between RockShox, Inc. and First American Records Management, Inc.(4)

10.11    RockShox,  Inc.  1998  Stock  Option  Plan.(4)

10.12 Credit agreement, dated December 10, 1999, between RockShox, Inc. and the Wells Fargo Business Credit. (5)

10.13 Employment agreement, dated December 23, 1999, between RockShox, Inc. and Bryan Kelln. (5)

10.14    Revised  Credit  Agreement with Wells Fargo, dated June 29, 2000.  (6)

10.15    Lease  for  Colorado  Springs  facility,  dated  July  1,  2000.  (6)

10.16    Subfacility Agreement with Wells Fargo, dated June 15,  2001.  (7)

10.17    Lease  Termination  Agreement  for  San  Jose facility, dated April 30,
         2001.  (7)

10.18 Second Amended and Restated Credit and Security Agreement with Wells Fargo, dated June 28, 2001. (7)

10.19 Export-Import Bank of the United States working Capital Guarantee Program Borrower Agreement with Wells Fargo dated June 28, 2001. (7)

10.20    Credit and Security Agreement with Wells Fargo Dated June 28, 2001. (7)

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

     (7) Previously filed with Form 10-K of RockShox, Inc. for the year ended March 31, 2001.

  (a)     Reports  on  Form  8-K

  (b) No reports on Form 8-K were filed by the Company during the fourth quarter of the Company's fiscal year ended March 31, 2001.

  (c) See (a)(3) above for a listing of exhibits included as a part of this report.

                                 ROCKSHOX, INC.

                                    FORM 10-K/A

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

The accompanying financial statements have been prepared assuming that RockShox, Inc. will continue as a going concern. As more fully described in Note 1 under "Management's Plans", the Company has incurred recurring operating losses. In addition, the Company's credit facility has certain financial covenants that must be met during the term of the facility. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

As more fully discussed in Note 1 under "Management Plans," the Company has incurred recurring operating losses. In addition, the Company's credit facility has certain financial covenants that must be met during the term of the facility.


/s/PricewaterhouseCoopers  LLP


San  Jose,  California
April 27, 1999, except as to "Management's Plans" in Note 1 which is as of July 17, 2001.

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