Form 10-Q
period 2001-06-30
ROCKSHOX INC
filed 2001-08-14
CIK 1017047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark  One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June 30, 2001

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

As of August 10, 2001 there were 13,761,147 shares of the registrant's common stock outstanding.

                                          INDEX


                                                                                       Page
                                                                                       ----
Part I:  Financial Information
    Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2001 and
             March 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

           Condensed Consolidated Statements of Operations for the three
             months ended June 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . .    4

           Condensed Consolidated Statements of Cash Flows for the three months ended
             June 30, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . . . .    5

           Notes to Condensed Consolidated Financial Statements . . . . . . . . . . .     6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .     8

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . . .     9


Part II:  Other Information

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

  Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . .    11

  Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . .    11

  Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . .    11

  Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .    11

Part  I:  Item  1.

                                 ROCKSHOX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                June 30, 2001    March 31, 2001
                                               ---------------  ----------------
                                                 (Unaudited)       (Audited)

Current assets:
  Cash and cash equivalents . . . . . . . . .  $           --   $         1,148
  Accounts receivable, net of allowance
    of  $911 and $955, respectively . . . . .           6,744            12,444
  Inventories . . . . . . . . . . . . . . . .          10,304             5,810
  Prepaid expenses and other current assets .             517               801
                                               ---------------  ----------------
    Total current assets. . . . . . . . . . .          17,565            20,203
Property, plant and equipment, net                      9,465             9,309
Loan to related parties                                    15                15
Other assets, net                                         256               256
                                               ---------------  ----------------
  Total assets. . . . . . . . . . . . . . . .  $       27,301   $        29,783
                                               ===============  ================

Current liabilities:
  Accounts payable. . . . . . . . . . . . . .  $        8,268             5,658
  Other accrued liabilities . . . . . . . . .           3,913             5,514
  Line of credit. . . . . . . . . . . . . . .           1,922             1,183
                                               ---------------  ----------------
    Total current liabilities . . . . . . . .          14,103            12,355

Stockholders' equity
  Common stock. . . . . . . . . . . . . . . .             138               138
  Additional paid-in capital. . . . . . . . .          65,928            65,928
  Distributions in excess of net book value .         (45,422)          (45,422)
  Retained earnings (deficit) . . . . . . . .          (7,466)           (3,135)
  Accumulated other comprehensive (income)
      loss. . . . . . . . . . . . . . . . . .              20               (81)
                                               ---------------  ----------------
    Total stockholders' equity. . . . . . . .          13,198            17,428
                                               ---------------  ----------------
      Total liabilities and stockholders'
        equity. . . . . . . . . . . . . . . .  $       27,301   $        29,783
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

Part  I:  Item  1.

                                       ROCKSHOX, INC.

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands, except per share data)
                                         (Unaudited)


                                                                  Three Months Ended
                                                             June 30, 2001    June 30, 2000
                                                            ---------------  ---------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . .  $        7,139   $       12,202
Cost of sales. . . . . . . . . . . . . . . . . . . . . . .           7,542           10,899
                                                            ---------------  ---------------
  Gross profit (loss). . . . . . . . . . . . . . . . . . .            (403)           1,303

Selling, general and administrative expenses . . . . . . .           2,495            2,827
Research, development and engineering expenses . . . . . .             426              813
Relocation expenses. . . . . . . . . . . . . . . . . . . .             850              950
                                                            ---------------  ---------------
Operating expenses . . . . . . . . . . . . . . . . . . . .           3,771            4,590
                                                            ---------------  ---------------
    Loss from operations . . . . . . . . . . . . . . . . .          (4,174)          (3,287)

Interest income. . . . . . . . . . . . . . . . . . . . . .             (34)              20
Exchange rate gain (loss). . . . . . . . . . . . . . . . .             (39)              --
                                                            ---------------  ---------------
    Loss before taxes. . . . . . . . . . . . . . . . . . .          (4,247)          (3,267)

Income tax expense . . . . . . . . . . . . . . . . . . . .              83               --
                                                            ---------------  ---------------
    Net loss . . . . . . . . . . . . . . . . . . . . . . .         ($4,330)         ($3,267)
                                                            ===============  ===============

    Net loss per share-basic and diluted . . . . . . . . .  $        (0.31)  $        (0.24)
                                                            ===============  ===============

Shares used in per share calculations - basic and diluted.          13,761           13,761
                                                            ===============  ===============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Part  I:  Item  1.

                                      ROCKSHOX, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)


                                                                 Three Months Ended
                                                           June 30, 2001    June 30, 2000
                                                          ---------------  ---------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . .  $       (4,330)  $       (3,267)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization. . . . . . . . . . .           1,030            1,252
      Loss on disposal of fixed assets . . . . . . . . .              --               12
      Provision for excess and obsolete inventories. . .              --               16
      Changes in operating assets and liabilities:
        Accounts receivable. . . . . . . . . . . . . . .           5,701            3,899
        Inventories. . . . . . . . . . . . . . . . . . .          (4,494)          (2,534)
        Prepaid expenses and other assets. . . . . . . .             273              (42)
        Income tax recoverable . . . . . . . . . . . . .              10               --
        Accounts payable and accrued liabilities . . . .           1,008             (114)
                                                          ---------------  ---------------
            Net cash (used in) provided by operating
              activities . . . . . . . . . . . . . . . .            (802)            (778)
                                                          ---------------  ---------------

Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . . . .          (1,186)            (908)
                                                          ---------------  ---------------
              Net cash used in investing activities. . .          (1,186)            (908)
                                                          ---------------  ---------------

Cash flows from financing activities:
  Proceeds from short term borrowings. . . . . . . . . .             739               --
                                                          ---------------  ---------------
              Net cash provided by financing activities.             739               --
                                                          ---------------  ---------------

  Net increase (decrease) in cash and
    cash equivalents . . . . . . . . . . . . . . . . . .          (1,249)          (1,686)

Effect of exchange rate changes on cash. . . . . . . . .             101               --
Cash and cash equivalents, beginning of period . . . . .           1,148            2,832
                                                          ---------------  ---------------

Cash and cash equivalents, end of period . . . . . . . .  $           --   $        1,146
                                                          ===============  ===============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Part  I:  Item  1.

                                 ROCKSHOX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of ROCKSHOX, INC. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2001 included in our Annual Report on Form 10-K. The balance sheet at March 31, 2001 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Unless the context indicates otherwise, when we refer to "we," "us," the "Company" or "RockShox" in this Quarterly Report on Form 10-Q, we are referring to ROCKSHOX, INC.

     MANAGEMENT'S  PLANS

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a net loss of approximately $6.1 million for the year ended March 31, 2001, and $4.3 million for the quarter ended June 30, 2001. Continuation of the Company as a going concern is dependent upon its ability to generate sufficient cash flow to fund working capital and to ultimately sustain profitability. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The issue of the Company's ability to continue as a going concern was raised by our auditors in their audit report included in our Annual Report on Form 10-K.

     The Company is positioning itself to be able to generate sufficient cash flow to fund working capital by the end of fiscal year 2002 primarily through continuing cost reduction plans and borrowings under its secured credit agreement. Should the Company require additional funding, management believes it could obtain this funding from one or more of the following: a) additional asset based lending facility; b) subordinated debt facility; and/or c) sale of assets.

     Management believes these resources will be adequate to fund its operating and capital requirements through the end of fiscal 2002. There can be no assurance financing will be available in amounts or on terms acceptable to the Company, if at all. Should the Company be unsuccessful in its efforts to raise capital, management may be required to modify or curtail its plans.

2.     INVENTORIES

     The  components  of  inventory  are  as  follows  (in  thousands):

                              June 30, 2001   March 31, 2001
                              --------------  ---------------
Raw materials . . . . . . .   $        8,442  $         4,678
Finished goods . . . . . . .           1,862            1,132
                              --------------  ---------------
                              $       10,304  $         5,810
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

4.   LINE  OF  CREDIT

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

     Effective June 28, 2001, the Company entered into an amended, expanded credit facility in the amount of $10 million with the existing lender (the New Facility) under terms substantially similar to the previous facility. Any outstanding amounts bear interest at a base interest rate plus .725% annually. The interest rate as of June 30, 2001 was 6.75%. The New Facility terminates on December 10, 2003. Additionally, the Company has a $1.0 million letter of credit outstanding as collateral for the Colorado Springs facility lease. This letter of credit reduces the Company's borrowing availability by the full amount outstanding.

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

Part  I:  Item  2


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results  of  Operations:

THREE  MONTHS  ENDED  JUNE  30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 20,
2000

     As we speculated earlier in the year, the global bicycle industry posted perhaps the most challenging quarter in more than a decade. In Europe, the adverse weather conditions, strong dollar and economic uncertainty depressed sales at retail, creating an excess of 2001 inventory in the channel and a subsequent delay in the Original Equipment Manufacturers (OEM) production of 2002 products. In the US, the economic uncertainty and financial challenges facing some of our OEM customers, as well as adverse weather this Spring, created a combination of excess 2001 inventory in the channel, depletion of inventory in certain brands, and financial liquidity challenges throughout the channel. We continue to see improvements in operating expenses as the result of our restructuring, which has focused on across-the-board cost reductions in every element of our business. These savings were offset by low manufacturing volumes in the first quarter, which decreased our margins due to a heavier per unit absorption of our fixed overhead costs.

     Net sales. Net sales for the quarter ended June 30, 2001 decreased by 41.5% to $7.1 million from $12.2 million for the corresponding period of the prior year. For the quarter ended June 30, 2001, OEM sales decreased by 37.0% to $5.5 million compared to $8.8 million in the corresponding period of the prior year. Sales to the retail accessory market in the quarter ended June 30, 2001 dropped by 54.4% to $1.5 million compared to $3.2 million in the corresponding period of the prior year. In the first quarter of fiscal year 2002, we relocated the manufacturing portion of our operations to Colorado Springs, and made the decision to discontinue 2001 model year production in conjunction with our move. As a result, we had less 2001 inventory to pass on to the aftermarket channel than is typical of our first fiscal quarter.

     Gross profit. Gross profit for the quarter ended June 30, 2001 was a loss of $403,000 or -5.6% of net sales, compared to a profit of $1.3 million, or 10.7% of net sales, for the corresponding period of the prior year. The decrease in gross profit principally resulted from a decrease in revenues, which resulted in fixed overhead costs being absorbed by a lower sales volume.

     Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the quarter ended June 30, 2001 was $2.5 million, or 34.9% of net sales, compared to $2.8 million, or 23.2% of net sales, in the corresponding period of the prior year. Our SG&A expenses reflect a savings of $300,000 from the prior year, both in reduced headcount and decreased discretionary expenditures.

     Research, development and engineering expense. Research, development and engineering ("R&D") expense for the quarter ended June 30, 2001 was $426,000 or 6.0% of net sales, compared to $813,000, or 6.7% of net sales in the corresponding quarter of the prior year. Our R&D cost reductions are primarily a reflection of lower headcount from our restructuring and relocation, and decreased prototype expenses.

     Relocation expenses. One-time relocation expenses incurred for moving the Company's manufacturing components to Colorado Springs, Colorado were $850,000 in the June 30, 2001 quarter, and $950,000 for the quarter ended June 30, 2000. Our relocation is now essentially complete, with the exception of estimated additional costs of $200,000 that will be finalized in the second quarter of fiscal 2002.

     Interest income. For the quarter ended June 30, 2001, we recognized interest expense of $34,000 compared to income of $20,000 in the corresponding period of the prior year. The decrease was principally due to lower cash balances and higher average line of credit balances.

     Income tax expense. Our sole income tax liability is a tax rate of 25% of the profits of the Taiwanese branch operations, after a proportionate allocation of head office. RockShox Taiwan began operations in early 2001, hence Taiwan profits and related taxes at June 30, 2000 were negligible.

Liquidity  and  Capital  Resources:

     For the three months ended June 30, 2001, net cash used in operating activities was $802,000, which consisted of a net loss of $4.3 million, offset by non-cash charges for depreciation and amortization of $1.0 million and a net increase of $2.5 million related to the change in operating assets and liabilities. Net cash used in investing activities was $1.2 million for the three months ended June 30, 2001, which consisted principally of acquisitions of property and equipment. Net cash provided by financing activities was $739,000 for the three months ended June 30, 2001.

     At June 30, 2001, we had no cash balances due to outstanding checks, and outstanding debt of $1.9 million. We recently entered into an amended, expanded credit facility in the amount of $10 million with our existing lender, Wells Fargo Business Credit and their affiliate, Wells Fargo Bank (the New Facility). The New Facility and the previous credit agreement are asset-based facilities, that is, the borrowings on the related facility are limited to a percentage of our accounts receivable balances, and the borrowings are also secured by those same receivables, in addition to our inventory, equipment and intangibles. Our borrowing availability is reduced by a $1million letter of credit pledged as security through the term of our Colorado Springs facilities lease.

     Our New Facility set new financial covenants, and we are continuing to negotiate with Wells Fargo to lower certain financial covenants, subject to their approval. If the revised financial covenants are enacted, we expect to be in compliance with the new covenants throughout the current year. However, there is no assurance that our expected results will be achieved.

     Management estimates that based upon our current forecasts, including anticipated funds received from the New Facility, we will require no additional funding through the end of fiscal year 2002 for the execution of our current business plan, including the financing of our anticipated capital expenditures and short-term operating losses. Should we require additional funding, we believe we have the ability to obtain this funding through an additional asset based lending facility, a subordinated debt facility, or and/or sale of assets.

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

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risks

     We considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We had no holdings of derivative financial or commodity instruments at June 30, 2001. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. An increase in interest rates would not significantly affect our net loss. The majority of our revenue and capital spending is transacted in U.S. dollars, the exception being domestic Taiwan sales from our Taiwanese subsidiary.

Part  II:  Other  Information

  Item  1.  Legal  Proceedings

     We are involved in certain legal matters in the ordinary course of business. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable. We are also involved in litigation with Halson and Answer Products, as referenced in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

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

  Item  3.  Defaults  Upon  Senior  Securities

            None.

  Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

            None.

  Item  5.  Other  Information

            None.

  Item  6.  Exhibits  on  and  Reports  on  Form  8-K

    (a)   Exhibits

            None.

    (b)   Reports  on  Form  8-K:

            None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ROCKSHOX, INC.



     Dated: August 14, 2001          /s/ Chris Birkett
                                     -----------------
                                     Chris Birkett
                                     Chief Financial  Officer and
                                     Duly Authorized Officer