Form 10-Q
period 2001-09-30
ROCKSHOX INC
filed 2001-11-14
CIK 1017047

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT  OF  1934


     For the quarterly period ended September 30, 2001

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

As of November 9, 2001 there were 13,761,147 shares of the registrant's common stock outstanding.

                                      INDEX

                                                                            Page
                                                                            ----
Part I: Financial Information

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2001
            (unaudited) and March 31, 2001 . . . . . . . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the three- and
            six- month periods ended September 30, 2001 and 2000 (unaudited)   4

          Condensed Consolidated Statements of Cash Flows for the six months
            ended September 30, 2001 and 2000 (unaudited). . . . . . . . . .   5

          Notes to Condensed Consolidated Financial Statements . . . . . . .   6

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of  Operations. . . . . .  . . . . . . . . . . . . .   8


  Item 3. Quantitative and Qualitative Disclosures About Market Risk . . . .   9


Part II:  Other  Information

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  10

  Item 2. Changes in Securities and Use of Proceeds. . . . . . . . . . . . .  10

  Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .  10

  Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . .  10

  Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  10

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  11

Part  I:  Item  1.

                                     ROCKSHOX, INC.

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (In thousands)


                                               September 30, 2001     March 31, 2001
                                              --------------------  -------------------
                                                  (Unaudited)            (Audited)
Current assets:
  Cash and cash equivalents. . . . . . . . .  $               157   $            1,148
  Accounts receivable, net of allowance
    of  $835 and $1,132, respectively. . . .               12,396               12,444
  Inventories (Note 2) . . . . . . . . . . .               11,256                5,810
  Prepaid expenses and other current assets.                  338                  801
                                              --------------------  -------------------
      Total current assets . . . . . . . . .               24,147               20,203

Property, plant and equipment, net . . . . .                8,927                9,309
Loan to related parties. . . . . . . . . . .                   15                   15
Other assets, net. . . . . . . . . . . . . .                  211                  256
                                              --------------------  -------------------
  Total assets . . . . . . . . . . . . . . .  $            33,300   $           29,783
                                              ====================  ===================

Current liabilities:
  Accounts payable . . . . . . . . . . . . .  $             8,844   $            5,658
  Other accrued liabilities. . . . . . . . .                3,643                5,514
  Line of credit . . . . . . . . . . . . . .                7,519                1,183
                                              --------------------  -------------------
      Total current liabilities. . . . . . .               20,006               12,355

Long term accrued liabilities. . . . . . . .                  325                   --
                                              --------------------  -------------------
      Total  Liabilities . . . . . . . . . .               20,331               12,355
                                              --------------------  -------------------

Stockholders' equity
  Common stock . . . . . . . . . . . . . . .                  138                  138
  Additional paid-in capital . . . . . . . .               65,928               65,928
  Distributions in excess of net book value.              (45,422)             (45,422)
  Retained deficit . . . . . . . . . . . . .               (7,590)              (3,135)
  Accumulated other comprehensive loss . . .                  (85)                 (81)
                                              --------------------  -------------------
    Total stockholders' equity . . . . . . .               12,969               17,428
                                              --------------------  -------------------
      Total liabilities and stockholders'
        equity . . . . . . . . . . . . . . .  $            33,300   $           29,783
                                              ====================  ===================

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Part  I:  Item  1.

                                              ROCKSHOX, INC.

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands, except per share amounts)
                                               (Unaudited)


                                          Three Months Ended                    Six Months Ended
                                    ---------------------------------  ----------------------------------
                                     Sept. 30, 2001   Sept. 30, 2000    Sept. 30, 2001    Sept. 30, 2000
                                    ----------------  ---------------  ----------------  ----------------
Net sales. . . . . . . . . . . . .  $        17,619   $        23,429  $        24,759   $        35,631
Cost of sales. . . . . . . . . . .           13,573            18,283           21,115            29,138
                                    ----------------  ---------------  ----------------  ----------------
  Gross profit . . . . . . . . . .            4,046             5,146            3,644             6,493

Selling, general and
 administrative expense. . . . . .            3,449             3,221            5,946             6,170
Research, development and
 engineering expense . . . . . . .              453               438              878             1,172
Relocation expenses. . . . . . . .              175               764            1,025             1,714
                                    ----------------  ---------------  ----------------  ----------------
  Operating expenses . . . . . . .            4,077             4,423            7,849             9,056
                                    ----------------  ---------------  ----------------  ----------------
    Income (loss) from
      operations . . . . . . . . .              (31)              723           (4,205)           (2,563)

Interest expense . . . . . . . . .               93                51              126                32
Currency exchange expense. . . . .               --                --               40                --
                                    ----------------  ---------------  ----------------  ----------------
  Income (loss) before taxes . . .             (124)              672           (4,371)           (2,595)

Income tax expense . . . . . . . .               --               495               83               495
                                    ----------------  ---------------  ----------------  ----------------

    Net income (loss). . . . . . .  $          (124)  $           177  $        (4,454)  $        (3,090)
                                    ================  ===============  ================  ================

Net income (loss) per share-
 basic . . . . . . . . . . . . . .  $         (0.01)  $          0.01  $         (0.32)  $         (0.22)
                                    ================  ===============  ================  ================

Shares used in per share
 calculations-basic and diluted. .           13,761            13,761           13,761            13,761
                                    ================  ===============  ================  ================

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Part  I:  Item  1.

                                           ROCKSHOX, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                            (Unaudited)


                                                                       Six Months Ended
                                                           September 30, 2001    September 30, 2000
                                                          --------------------  --------------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . .  $            (4,454)  $            (3,090)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization. . . . . . . . . . .                1,987                 2,443
      Loss on disposal of fixed assets . . . . . . . . .                   --                    12
        Changes in operating assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . .                   48                (5,365)
      Inventories. . . . . . . . . . . . . . . . . . . .               (5,446)               (4,826)
      Prepaid expenses and other assets. . . . . . . . .                  497                  (386)
      Deferred tax receivable. . . . . . . . . . . . . .                   10                 1,400
      Short-term liability from anticipated patent
        settlement . . . . . . . . . . . . . . . . . . .                   75                    --
      Accounts payable and accrued liabilities . . . . .                1,239                 5,403
                                                          --------------------  --------------------
        Net cash used in operating activities. . . . . .               (6,044)               (4,409)
                                                          --------------------  --------------------

Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . . . .               (1,605)               (1,600)
                                                          --------------------  --------------------
  Net cash used in investing activities. . . . . . . . .               (1,605)               (1,600)
                                                          --------------------  --------------------

Cash flows from financing activities:
  Proceeds from short term borrowings. . . . . . . . . .                6,336                 3,745
  Increase in long-term liabilities. . . . . . . . . . .                  325                    --
                                                          --------------------  --------------------
        Net cash from financing activities . . . . . . .                6,661                 3,745
                                                          --------------------  --------------------
  Net decrease in cash and cash equivalents. . . . . . .                 (988)               (2,264)

Effect of exchange rate on cash. . . . . . . . . . . . .                   (3)                   --
Cash and cash equivalents, beginning of period . . . . .                1,148                 2,832
                                                          --------------------  --------------------

Cash and cash equivalents, end of period . . . . . . . .  $               157   $               568
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

Part  I:  Item  1.

                                 ROCKSHOX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of ROCKSHOX, INC. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2001 included in our Annual Report on Form 10-K. The balance sheet at March 31, 2001 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Unless the context indicates otherwise, when we refer to "we," "us," the "Company" or "RockShox" in this Quarterly Report on Form 10-Q, we are referring to ROCKSHOX, INC.

     MANAGEMENT'S  PLANS

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a net loss of approximately $6.1 million for the year ended March 31, 2001, and $4.5 million for the two quarters ended September 30, 2001. Continuation of the Company as a going concern is dependent upon its ability to generate sufficient cash flow to fund working capital and to ultimately sustain profitability. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The issue of the Company's ability to continue as a going concern was raised by our auditors in their audit report included in our Annual Report on Form 10-K.

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


2.   INVENTORIES

       The components of inventory are as follows (in thousands):

                                  September 30, 2001   March 31, 2001
                                  -------------------  ---------------

            Raw materials. . . .  $             8,591  $         4,678
            Finished goods . . .                2,665            1,132
                                  -------------------  ---------------
                                  $            11,256  $         5,810
                                  ===================  ===============

3.   LINE  OF  CREDIT

     On June 29, 2000, the Company entered into a credit agreement providing for borrowings up to $5.0 million, which bore interest at a base interest rate plus 1.375% annually (9.375% at March 31, 2001). Effective June 28, 2001, the Company entered into an amended, expanded credit facility in the amount of $10 million with their existing lender, Wells Fargo (the New Facility), under terms substantially similar to the previous facility. Any outstanding amounts bear interest at a base interest rate plus .725% annually (6.00% as of September 30, 2001). The New Facility terminates on December 10, 2003. Additionally, the Company has a $1.0 million letter of credit outstanding as collateral for the Colorado Springs facility lease. This letter of credit reduces the Company's borrowing availability by the full amount outstanding.

     Our New Facility set new financial covenants, and we are continuing to negotiate with Wells Fargo to lower certain financial covenants, subject to their approval. If the revised financial covenants are enacted, we expect to be in compliance with the new covenants throughout the current year. We are in the process of obtaining a waiver from Wells Fargo for being out of compliance on one of our existing debt covenants as of September 30, 2001. However, there is no assurance that our expected results will be achieved, or that a waiver will be obtained.

Part  I:  Item  2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

     Net sales. Net sales for the quarter ended September 30, 2001 was $17.6 million, a decrease of 24.8% from $23.4 million for the corresponding period of the prior year. For the six months ended September 30, 2001, net sales decreased by 30.5% to $24.8 million, from $35.6 million for the corresponding period of the prior year. For the quarter ended September 30, 2001, OEM sales decreased by 34.7% to $12.4 million compared to $19.0 million in the corresponding period of the prior year, and decreased by 35.5% to $18.0 million from $27.9 million for the related six months of operations. Sales to the retail accessory market in the quarter ended September 30, 2001 were $5.2 million compared to $4.4 million in the corresponding period of the prior year, an increase of 18.2%. For the six months ended September 30, 2001, sales to the retail accessory market decreased by $905,000, or 11.8%, to $6.8 million compared to $7.7 million in the corresponding period of the prior year. The OEM sales decrease resulted from a soft demand worldwide for mountain bike components, caused primarily by continued poor weather conditions throughout Europe and financial challenges faced by certain US customers. Sales for the retail accessory market are down for the six months ended September 30, 2001 because in the first quarter we relocated the manufacturing portion of our operations to Colorado Springs, and made the decision to discontinue 2001 model year production in conjunction with our move. As a result, we had less 2001 inventory to pass on to the aftermarket channel than is typical of our first fiscal quarter.

     Gross margin. Gross margin (gross profit as a percentage of net sales) for the quarter ended September 30, 2001 increased to 23.0% compared to 22.0% for the corresponding period of the prior year. For the first six months of this year, gross margin decreased to 14.7% of sales compared to 18.2% for the corresponding period of the prior year. Included within the gross margin for the periods ended September 30, 2000 was a $2 million warranty charge associated with the recent product recall of certain model 2001 forks primarily produced in Taiwan (see Part II, Item 5 following). Partially offsetting this charge during that period was the reversal of certain warranty reserves related to products whose warranty period had lapsed, totaling $500,000. Overall, the gross margin for 2002 is lower due to fixed overhead costs being spread over fewer units produced. Furthermore, operating inefficiencies were experienced during the first quarter of fiscal 2002, as we relocated our assembly facility.

     Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the quarter ended September 30, 2001 was $3.4 million, or approximately 19.6% of net sales, compared to $3.2 million, or approximately 13.7% of net sales, in the corresponding period of the prior year. For the six-month period ended September 30, 2001, SG&A expenses were $5.9 million, down 4.8%, versus $6.2 million in the prior year. Reductions in compensation, travel, advertising and promotional expenses for the current quarter were offset by $821,000 in expenses related to certain patent disputes.

     Research, development and engineering expense. Research, development and engineering ("R&D") expense for the quarter ended September 30, 2001 was $453,000 or approximately 2.6% of net sales, compared to $438,000, or approximately 1.9% of net sales in the corresponding quarter of the prior year. For the six months ended September 30, 2001, R&D expenses were reduced by 25% to $878,000, or 3.5% of net sales, versus $1.2 million, or 3.3% of net sales for the same period in the prior year. These cost reductions were largely the result of reduced headcount and prototype expenditure achieved through the consolidation of the Research and Development and Engineering departments in Colorado.

     Relocation expenses. One-time relocation expenses incurred for moving the Company's operations to Colorado Springs, Colorado were $175,000 in the September 30, 2001 quarter, for a total of $1.0 million for the fiscal year to date. This compares to $764,000 in corporate relocation expenses for the quarter ended September 30, 2000, and $1.7 million for the year-to-date at that time. These annual figures incorporate all known costs to date of Phases I (non-manufacturing) and II (manufacturing) of our relocation. The company continues to move forward with the third and final phase of the relocation, which is to outsource the machine shop operations. The timetable and related cost estimates connected with this final phase have not yet been finalized.

     Interest expense. For the quarter ended September 30, 2001 we recognized interest expense of $93,000 compared to $51,000 in the corresponding period of the prior year. For the six months ended September 30, 2001, we recognized interest expense of $126,000 compared to $32,000 in the corresponding period of the prior year. Increased line of credit balances in 2001, primarily due to funding costs for the recall and the relocation, account for this differential.

     Income tax expense. The income tax expense recorded for the current period relates to our estimated taxes payable for the domestic Taiwan operations, the effective rate being 25%. For the quarter ended September 30, 2001, we did not recognize any additional tax benefit of our consolidated operating losses because realization is not assured as required by SFAS No. 109.

Liquidity and Capital Resources:

     For the six months ended September 30, 2001, net cash used in operating activities was $6.0 million which consisted of a net loss of $4.5 million, offset by non-cash charges for depreciation and amortization of $2.0 million, and a net decrease of $3.5 million related to the change in operating assets and liabilities. Net cash used in investing activities was $1.6 million for the six months ended September 30, 2001, which consisted of acquisitions of property and equipment. Short-term borrowings provided $6.3 million in cash flow for the year to date ended September 30, 2001, and financing of a long-term liability provided another $325,000.

     At September 30, 2001, we had cash and cash equivalents of $157,000 and working capital of $4.1 million. We believe that our current working capital and available financing sources will be sufficient to provide operating liquidity for at least the next twelve months.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risks

     We considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We had no holdings of derivative financial or commodity instruments at September 30, 2001. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. An increase in interest rates would not significantly affect our net loss. The majority of our revenue and capital spending is transacted in U.S. dollars, with the exception of the sale of domestic Taiwan product, which is transacted in New Taiwan Dollars.

Part II:  Other  Information

     Item 1.  Legal  Proceedings

     We are involved in certain legal matters in the ordinary course of business. Accordingly, in the second quarter of fiscal 2002, we accrued an amount associated with the settlement of the Halson Designs, Inc. patent lawsuit. We have not accrued any potential liability associated with our pending lawsuit with Answer Products, Inc., as described in our most recent 10-K filing. No other provision for any liability that may result upon the resolution of other legal matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable.

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

     Item 3.  Defaults  Upon  Senior  Securities

     We are currently in default under our net worth covenant of our line of credit facility as of September 30, 2001. Discussions are ongoing with Wells Fargo to receive a waiver for this default, however there is no assurane that a waiver will be obtained.

     Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders


     On August 21, 2001, the Company held its annual meeting of the stockholders (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders elected the Company's Board of Directors as proposed and there was no solicitation in opposition of any of the existing Board members.

     With respect to the election of directors, the following directors received the following number of votes and were therefore elected to the Board of Directors. No broker non-votes were received on this proposal.

                                For           Against
                             ----------       -------
     Stephen W. Simons       10,665,423        12,950
     Bryan L. Kelln          10,665,423        12,950
     John W. Jordan II       10,665,423        12,950
     Adam E. Max             10,665,423        12,950
     Michael R. Gaulke       10,665,423        12,950
     Edward T. Post          10,665,423        12,950


     Also at the Annual Meeting, the Company's stockholders ratified the selection of Ernst & Young (the "Ratification of Accountants") as the Company's independent accountants for the fiscal year ending March 31, 2002. With respect to the Ratification of Accountants, a total of 10,673,958 votes were cast in favor, 2,315 were cast against, and 2,100 votes abstained. No broker non-votes were received.


     Item 5.  Other  Information

     On October 5, 2000, we issued a stop sell notice for 2001 Judy TT, Judy TT Special, Jett and Metro front suspension forks. Working with the Consumer Product Safety Commission, we subsequently implemented a recall for these forks. We quickly remedied the situation and resumed production with newly designed components. The cost of this recall was estimated to total $2.0 million and had been included in the results of operations for the second quarter of fiscal

2001. The actual cost to date of this recall has been $1.9 million. New testing procedures have already been implemented in our internal processes.

     Item 6.  Exhibits  on  and  Reports  on  Form  8-K

       (a)  Exhibits

            None.

       (b)  Reports  on  Form  8-K:

            None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ROCKSHOX, INC.



     Dated: November 13, 2001         /s/  Chris  Birkett
                                      -------------------
                                      Chris Birkett
                                      Chief Financial Officer and
                                      Duly Authorized Officer