Form 10-Q
period 2001-12-31
ROCKSHOX INC
filed 2002-02-14
CIK 1017047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             Washington, D.C. 20549
                                ________________

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2001

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

     As of February 8, 2002, there were 13,761,147 shares of the registrant's common stock outstanding.

                                      INDEX

                                                                                    Page
                                                                                    ----

Part I:  Financial Information

     Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets as of December 31, 2001 (unaudited)
            and March 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . .     3

        Condensed Consolidated Statements of Operations for the three- and nine-
            month periods ended December 31, 2001 and 2000 (unaudited) . . . . . .     4

        Condensed Consolidated Statements of Cash Flows for the nine months ended
            December 31, 2001 and 2000 (unaudited) . . . . . . . . . . . . . . . .     5

        Notes to Condensed Consolidated Financial Statements . . . . . . . . . . .     6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .     8

    Item 3. Quantitative and Qualitative Disclosures About Market Risk . . . . . .    10


Part II:  Other Information

    Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .    11

    Item 2. Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . .    11

    Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . .    11

    Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . .    11

    Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . .    11

    Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .    11

Part  I:  Item  1.

                                   ROCKSHOX, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)


                                               December 31, 2001    March 31, 2001
                                              -------------------  ----------------
                                                  (Unaudited)         (Audited)

Current assets:
  Cash and cash equivalents                   $              ---   $         1,148
  Accounts receivable, net of allowance
    of  $877 and $955, respectively. . . . .              11,182            12,444
  Inventories (Note 2) . . . . . . . . . . .               8,511             5,810
  Prepaid expenses and other current assets.                 460               801
                                              -------------------  ----------------
      Total current assets . . . . . . . . .              20,153            20,203

Property, plant and equipment, net                         7,150             9,309
Loan to related parties                                       15                15
Other assets, net                                            184               256
                                              -------------------  ----------------
  Total assets . . . . . . . . . . . . . . .  $           27,502   $        29,783
                                              ===================  ================

Current liabilities:
  Accounts payable . . . . . . . . . . . . .  $            7,742   $         5,658
  Other accrued liabilities. . . . . . . . .               3,690             5,514
  Line of credit (Note 3). . . . . . . . . .               5,473             1,183
                                              -------------------  ----------------
      Total current liabilities. . . . . . .              16,905            12,355

Long term accrued liabilities. . . . . . . .                 275                --
                                              -------------------  ----------------
      Total  Liabilities.. . . . . . . . . .              17,180            12,355
                                              -------------------  ----------------

Stockholders' equity
  Common stock . . . . . . . . . . . . . . .                 138               138
  Additional paid-in capital . . . . . . . .              65,928            65,928
  Distributions in excess of net book value.             (45,422)          (45,422)
  Retained deficit . . . . . . . . . . . . .             (10,278)           (3,135)
  Accumulated other comprehensive loss . . .                 (44)              (81)
                                              -------------------  ----------------
    Total stockholders' equity . . . . . . .              10,322            17,428
                                              -------------------  ----------------
      Total liabilities and stockholders'
        equity . . . . . . . . . . . . . . .  $           27,502   $        29,783
                                              ===================  ================

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Part  I:  Item  1.

                                            ROCKSHOX, INC.

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In thousands, except per share amounts)
                                              (Unaudited)

                                         Three  Months  Ended                Nine  Months  Ended
                                    --------------------------------  --------------------------------
                                     Dec. 31, 2001    Dec. 31, 2000    Dec. 31, 2001    Dec. 31, 2000
                                    ---------------  ---------------  ---------------  ---------------

Net sales. . . . . . . . . . . . .  $       17,508   $       20,332   $       42,267   $       55,963
Cost of sales. . . . . . . . . . .          14,970           15,346           36,085           44,484
                                    ---------------  ---------------  ---------------  ---------------
  Gross profit . . . . . . . . . .           2,538            4,986            6,182           11,479

Selling, general and
 administrative expense. . . . . .           3,463            3,355            9,410            9,525
Research, development and
 engineering expense . . . . . . .             608              476            1,486            1,648
Relocation expenses (Note 4) . . .           1,052              671            2,077            2,386
                                    ---------------  ---------------  ---------------  ---------------
    Operating expenses . . . . . .           5,123            4,502           12,973           13,559
                                    ---------------  ---------------  ---------------  ---------------
      Income / (loss) from
      operations . . . . . . . . .          (2,585)             484           (6,791)          (2,080)

Interest expense . . . . . . . . .            (102)             (74)            (229)            (106)
Currency exchange expense. . . . .              --               83              (39)              83
                                    ---------------  ---------------  ---------------  ---------------
   Income / (loss) before taxes. .          (2,687)             493           (7,059)          (2,103)

Income tax expense . . . . . . . .              --              105               83              600
                                    ---------------  ---------------  ---------------  ---------------

        Net income (loss). . . . .  $       (2,687)  $          388   $       (7,142)  $       (2,703)
                                    ===============  ===============  ===============  ===============

Net income (loss) per share-
 basic . . . . . . . . . . . . . .  $        (0.20)  $         0.03   $        (0.52)  $        (0.20)
                                    ===============  ===============  ===============  ===============

Shares used in per share
 calculations-basic and diluted . .         13,761           13,761           13,761           13,761
                                    ===============  ===============  ===============  ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Part  I:  Item  1.

                                        ROCKSHOX, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands)
                                          (Unaudited)

                                                                 Nine Months Ended
                                                       December 31, 2001    December 31, 2000
                                                      -------------------  -------------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . .  $           (7,142)  $           (2,703)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization. . . . . . . . .               2,858                3,636
      Loss on disposal of fixed assets . . . . . . .               1,201                  175
      Provision for bad debt . . . . . . . . . . . .                  --                  (33)
      Changes in operating assets and liabilities:
        Accounts receivable                                        1,261               (3,271)
        Inventories                                               (2,701)              (3,774)
        Prepaid expenses and other assets                            404                 (212)
        Deferred tax receivable. . . . . . . . . . .                  10                1,389
        Accounts payable and accrued liabilities                     258                1,781
                                                      -------------------  -------------------
            Net cash used in operating activities. .              (3,851)              (3,012)
                                                      -------------------  -------------------

Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . .              (1,837)              (2,198)
  Other. . . . . . . . . . . . . . . . . . . . . . .                 (62)                  --
                                                      -------------------  -------------------
  Net cash used in investing activities. . . . . . .              (1,899)              (2,198)
                                                      -------------------  -------------------

Cash flows from financing activities:
  Proceeds from short term borrowings. . . . . . . .               4,290                2,192
  Increase in long-term liabilities. . . . . . . . .                 275                   --
                                                      -------------------  -------------------
  Net cash from financing activities . . . . . . . .               4,565                2,192
                                                      -------------------  -------------------

Net decrease in cash and cash equivalents. . . . . .              (1,185)              (3,018)

Effect of exchange rate on cash. . . . . . . . . . .                  37                  (36)
Cash and cash equivalents, beginning of period . . .               1,148                2,832
                                                      -------------------  -------------------

Cash and cash equivalents, end of period . . . . . .  $               --   $             (222)
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

Part I:  Item 1.
                                 ROCKSHOX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of ROCKSHOX, INC. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2001 included in our Annual Report on Form 10-K. The balance sheet at March 31, 2001 was derived from audited financial statements, but does not include all disclosures required
by accounting principles generally accepted in the United States.   Unless the
context indicates otherwise, when we refer to "we," "us," the "Company" or "RockShox" in this Quarterly Report on Form 10-Q, we are referring to ROCKSHOX, INC.

     MANAGEMENT'S  PLANS

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The issue of the Company's ability to continue as a going concern was raised by our auditors in their audit report included in our Annual Report on Form 10-K. The Company believes that, due to continued losses in the first nine months (and especially the third quarter) of fiscal 2002, and with limited ability to predict its fourth quarter sales, it will require approximately an additional $2.0 million in cash to satisfy short term working capital needs. Following any such cash infusion, the Company's ability to continue as a going concern will be dependent upon its ability to generate sufficient cash flow to fund working capital and to ultimately sustain profitability. The Company incurred a net loss of approximately $6.1 million for the year ended March 31, 2001, and $7.1 million for the three quarters ended December 31, 2001.

    As a result of its significant liquidity issues, the Company is actively pursuing a purchaser of the Company's assets or stock. In-depth discussions have been ongoing with two potential purchasers, each of whom is proposing a cash-out merger of the Company to become a wholly-owned subsidiary of such purchaser. There can be no assurance that the merger consideration per share, if a merger is consummated, will equal or exceed the most recent listed sales price of our common stock ($0.35 per share), although current non-binding negotiations with such potential purchasers place there considerations slightly higher. If a definitive merger agreement is executed by the Company and any such purchaser, we believe that such merger agreement will contain a commitment to loan the Company up to $2.0 million prior to consummation of the merger. Such agreement will also contain representations and warranties, covenants and conditions to the obligations of the parties. There can be no assurance that the Company will enter into a definitive merger agreement with any purchaser, that such definitive agreement will have the terms anticipated by the text above or that, considering the conditions to consummation of the merger that may be included in the merger agreement, the merger will be consummated

2.   INVENTORIES

     The components of inventory are as follows (in thousands):

                                        December 31, 2001   March 31, 2001
                                        ------------------  ---------------
  Raw materials. . . . . . . . . . . .  $            6,577  $         4,678
  Finished goods . . . . . . . . . . .               1,934            1,132
                                        ------------------  ---------------
                                        $            8,511  $         5,810
                                        ==================  ===============

     In December 2001, we decreased inventory by $1.2 million for inventory scrap and shrinkage in the supply chain, in conjunction with a cycle count at the end of the quarter. The total scrap and shrinkage for the quarter ended December 31, 2001 was $1.4 million.

3.   LINE  OF  CREDIT

     On June 29, 2000, the Company entered into a credit agreement providing for borrowings up to $5.0 million, which bore interest at a base interest rate plus 1.375% annually (9.375% at March 31, 2001). Effective June 28, 2001, the Company entered into an amended, expanded credit facility in the amount of $10 million with their existing lender, Wells Fargo (the New Facility), under terms substantially similar to the previous facility. Any outstanding amounts bear interest at a base interest rate plus .725% annually (4.75% as of December 31, 2001). The New Facility terminates on December 10, 2003. Additionally, the Company has a $1.0 million letter of credit outstanding as collateral for the Colorado Springs facility lease. This letter of credit reduces the Company's borrowing availability by the full amount outstanding.

Our existing debt covenants called for net worth at December 31, 2001, to amount to $18.0 million, and our actual net worth as of December 31, 2001 was $10.3 million. We also have an existing EBITDA (Earnings Before Interest, Taxes and Depreciation) covenant, that called for EBITDA (adding back one-time relocation charges) for the last four quarters to amount to $2.5 million. Our actual EBITDA, adjusted for relocation charges, was ($2.6) million. As we have not met these requirements and have not obtained a waiver of these covenants from Wells Fargo, Wells Fargo could exercise their right to require immediate repayment of the bank loan prior to the closing of any proposed merger. If Wells Fargo exercises its right to require immediate repayment at any time, unless we have previously secured alternative sources of funding, we would have insufficient working capital to remain in operation.

4.   RELOCATION

     One-time relocation expenses incurred for moving the Company's operations to Colorado Springs, Colorado were $1.1 million in the December 31, 2001 quarter, for a total of $2.1 million for the current year-to-date. In the current year, relocation expenses of $1.2 million for the nine months ended December 31, 2001 resulted from the loss on disposal of fixed assets. Relocation expenses were $671,000 in the December 31, 2000 quarter, for a total of $2.4 million for the 2001 fiscal year to date. We completed the move of our Selling, General, Administrative, Engineering, Assembly, Distribution, Research and Development functions to Colorado Springs as of May 2001, and only the machine shop operations currently remain in California. We discontinued the nitriding operations of our San Jose machine shop as of November 2001, and we estimate that we will discontinue the remaining anodizing machine shop operations by April 2002.

5.   LITIGATION

     Effective February 11, 2002, we entered into a Settlement and License Agreement with Answer Products, Inc., which settled Answer Product's lawsuit against the Company. According to the terms of the settlement, RockShox receives fully paid licenses to use the patents that remained at issue in the suit. RockShox has agreed to pay Answer the amount of $750,000 on or prior to June 30, 2002 (or earlier in certain change of control and other cases), or, at the Company's option, the amount of $250,000 for each of four consecutive annual payments on June 30, 2002, 2003, 2004 and 2005. We have accrued $750,000 in Other Accrued Liabilites in the Condensed Consolidated Balance Sheet as of December 31, 2001.

Part  I:  Item  2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be contained in our other reports filed under the Securities Exchange Act of 1934, in our press releases and in other documents. In addition, from time to time, we through our management may make oral forward-looking statements. Our statements in this Form 10-Q (whether in the notes to the financial statements, in this Management's Discussion and Analysis of Financial Condition and Results of Operations or otherwise) with respect to, among other things, (i) the possibility of the Company entering into a merger agreement or other purchase agreement, (ii) the price per share or other consideration to be received in connection therewith, (iii) the possibility of the Company receiving a working capital loan (and/or the amount of such loan) in connection with such potential merger or purchase, (iv) the other terms of any such merger or purchase and (v) the ability of the Company to finance its operations in the next two or three months with an additional $2.0 million in cash are forward-looking statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Because of these factors, which may affect our operating results, past financial performance should not be considered as an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. Particular attention should be paid to the cautionary language in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2001, as amended (the "Form 10-K"). Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Our operating performance each quarter is subject to various risks and uncertainties as discussed in our Form 10-K. The following discussion should be read in conjunction with the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Results of Operations:

     Net sales. Net sales for the quarter ended December 31, 2001 was $17.5 million, a decrease of 13.8% from $20.3 million for the corresponding period of the prior year. For the nine months ended December 31, 2001, net sales decreased by 24.5% to $42.3 million, from $56.0 million for the corresponding period of the prior year. For the quarter ended December 31, 2001, OEM sales decreased by 12.0% to $13.8 million compared to $15.7 million in the corresponding period of the prior year, and decreased by 26.9% to $31.8 million from $43.6 million for the related nine months of operations. Sales to the retail accessory market in the quarter ended December 31, 2001 were $3.7 million compared to $4.6 million in the corresponding period of the prior year, a decrease of 19.6%. For the nine months ended December 31, 2001, sales to the retail accessory market decreased by $1.9 million, or 15.3%, to $10.5 million compared to $12.4 million in the corresponding period of the prior year. The OEM sales decrease resulted from continuing soft demand worldwide for mountain bike components, caused primarily by excess inventory throughout Europe, unfavorable weather conditions in the first quarter and financial challenges faced by certain US customers. Sales for the retail accessory market are down for the nine months ended December 31, 2001 because in the first quarter we relocated the manufacturing portion of our operations to Colorado Springs, and made the decision to discontinue 2001 model year production in conjunction with our move. As a result, we had less 2001 inventory to pass on to the after-market channel than is typical of our first fiscal quarter ($3.2 million in after-market sales through June 30, 2000 as opposed to $1.6 million through June 30, 2001).

     Gross margin. Gross margin (gross profit as a percentage of net sales) for the quarter ended December 31, 2001 decreased to 14.5% compared to 24.6% for the corresponding period of the prior year. For the first nine months of this year, gross margin decreased to 14.7% of sales compared to 20.6% for the corresponding period of the prior year. Included within the gross margin for the periods ended December 31, 2000 was a $2.0 million warranty charge associated with the recent product recall of certain model 2001 forks primarily produced in Taiwan. Partially offsetting this charge during that period was the reversal of certain warranty reserves related to products whose warranty period had lapsed, totaling $500,000. Overall, the gross margin for 2002 is lower due to fixed overhead costs being spread over fewer units produced, as well as operating and materials inefficiencies experienced as we relocated our assembly facility in fiscal 2002 and reduced our sales forecast for 2002 product. Specifically, in December 2001, we decreased inventory by $1.2 million for inventory scrap and shrinkage in the supply chain, in conjunction with a cycle count at the end of the quarter. The total scrap and shrinkage for the quarter ended December 31, 2001 was $1.4 million, and $2.0 million for the nine months then ended. Unabsorbed labor for the quarter ended December 31, 2001 was $457,000, compared to $160,000 for the quarter ended December 31, 2000. For the nine months ended December 31, 2001, unabsorbed labor totaled $1.8 million, as opposed to $447,000 for the same period ended December 31, 2000. The labor inefficiencies were primarily a function of relocating our assembly operations to Colorado Springs in the first and second quarters of fiscal 2002. Partially offsetting these expenses was $542,000 in warranty accruals that were reversed in the most recent quarter, due to expiring warranty periods.

     Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the quarter ended December 31, 2001 was $3.5 million, or approximately 20.0% of net sales, compared to $3.4 million, or approximately 16.5% of net sales, in the corresponding period of the prior year. For the nine-month period ended December 31, 2001, SG&A expenses were $9.4 million, down 1.1%, versus $9.5 million in the prior year. In comparing the nine-month periods ended December 31, 2001 against December 31, 2000, the primary components of the change were for headcount-related reductions of $959,000, travel reductions of $109,000, and advertising and promotional reductions of $344,000 in the current year, which were offset by additional bank fees of $137,000 and additional professional and legal settlement charges of $1.3 million. As of December 31, 2001, total expenses for the last two fiscal years related to certain patent disputes amounted to $2.0 million.

     Research, development and engineering expense. Research, development and engineering ("R&D") expense for the quarter ended December 31, 2001 was $608,000 or approximately 3.5% of net sales, compared to $476,000, or approximately 2.4% of net sales in the corresponding quarter of the prior year. For the nine months ended December 31, 2001, R&D expenses were reduced by 9.8% to $1.5 million, or 3.6% of net sales, versus $1.6 million, or 3.0% of net sales for the same period in the prior year. Prototype and tooling expenditures of $188,000 were concentrated in the third quarter of the current fiscal year, although the year-to-date total research and development costs are consistent with the previous year.

     Relocation expenses. One-time relocation expenses incurred for moving the Company's operations to Colorado Springs, Colorado were $1.1 million in the December 31, 2001 quarter, for a total of $2.1 million for the fiscal year to date. This compares to $671,000 in corporate relocation expenses for the quarter ended December 31, 2000, and $2.4 million for the year-to-date at that time. These annual figures incorporate all known costs to date of Phases I (non-manufacturing) and II (manufacturing) of our relocation. The company continues to move forward with the third and final phase of the relocation, which is to outsource the machine shop operations. We discontinued the nitriding operations of our San Jose machine shop as of November 2001, and we estimate that we will discontinue the remaining anodizing machine shop operations by April 2002.

     Interest expense. For the quarter ended December 31, 2001 we recognized interest expense of $102,000 compared to $74,000 in the corresponding period of the prior year. For the nine months ended December 31, 2001, we recognized interest expense of $229,000 compared to $106,000 in the corresponding period of the prior year. Increased line of credit balances in fiscal 2002 account for this differential.

     Income tax expense. The income tax expense recorded for the current period relates to our estimated taxes payable for the domestic Taiwan operations, the effective rate being 25%.

Liquidity and Capital Resources:

     For the nine months ended December 31,2001, net cash used in operating activities was $3.9 million, which consisted of a net loss of $7.1 million, offset by non-cash charges for depreciation and amortization of $2.9 million and loss on disposal of fixed assets of $1.2 million, and a net decrease of $800,000 related to the change in operating assets and liabilities. Net cash used in investing activities was $1.9 million for the nine months ended December 31, 2001, which consisted of acquisitions of property and equipment. Short-term borrowings provided $4.3 million in cash flow for the year to date ended December 31, 2001, and financing of a long-term liability provided another $275,000.

      Since 1999, we have experienced recurring losses and have been unable to generate sufficient working capital needed to meet our cash needs. Beginning in 2000, we began restructuring our organization to reduce our expenditures on infrastructure, including rent, salaries and other manufacturing expenses, which included relocating the business to Colorado Springs, a more economically favorable environment. As we relocated our selling, administrative, research and engineering operations to Colorado in 2000, we were able to reduce both headcount and salaries for those functions. We relocated our assembly operations to Colorado Springs in April 2001, and reduced both headcount and wages for those functions with that transition. During 2001, we have continued to focus on reducing other operating expenses in order to reduce our cash shortages. In November of 2001, we further reduced our headcount via a reduction in force, and we began the process of liquidating our machine shop operations, which remained in California.

     The continuing weakness in the economy, which was further aggravated by the recent World Trade Center attacks, has resulted in a decline in revenues as bicycle customers continue to reduce their purchases, both in the OEM and after-market areas. Accordingly, we have reduced our internal expectations for the next few months. We believe that a cash infusion of $2.0 million, whether by an equity investor or lender, will be sufficient to fund our foreseeable short-term cash needs for the next 2 or 3 monthsAs noted above, the current prospective purchasers of the Company (by merger) have indicated a willingness to commit to loan the Company up to $2.0 million prior to consummation of the merger. There can be no assurance that either the merger or such loan will be consummated.

      We currently have outstanding loans from Wells Fargo Business Credit, Inc., or Wells Fargo, of $4.1 million as of February 14, 2002. A financial covenant of the loan agreement requires that we maintain a net worth at December 31, 2001 of at least $18.0 million and an EBITDA (adjusted for one-time relocation charges) through the first nine months of fiscal 2002 in the amount of at least at least $2.5 million. Our actual net worth as of December 31, 2001 was $10.3 million, and our actual EBITDA, adjusted for relocation charges, was ($2.6) million. As we have not met these requirements and have not obtained a waiver of these covenants from Wells Fargo, Wells Fargo could exercise their right to require immediate repayment of the bank loan. Additionally, if we do not receive the $2.0 million loan discussed in the prior paragraph or an alternate source of funding, we currently forecast that we will not have sufficient cash flow to sustain operations. If Wells Fargo exercises its right to require immediate repayment at any time, unless we have previously secured alternative sources of funding, we would have insufficient working capital to remain in operation.

     At December 31, 2001, we had working capital of $3.2 million. We have outstanding commitments of $520,000 for tooling, associated with the production of our 2003 model year product. As we have discussed, working capital is limited, and is not sufficient to sustain operations without an additional cash infusion within the next few months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

     We considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We had no holdings of derivative financial or commodity instruments at December 31, 2001. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. An increase in interest rates would not significantly affect our net loss. The majority of our revenue and capital spending is transacted in U.S. dollars, with the exception of the sale of domestic Taiwan product, which is transacted in New Taiwan Dollars.

Part II: Other Information

     Item 1.  Legal Proceedings

     We are involved in certain legal matters in the ordinary course of business. Accordingly, in the second quarter of fiscal 2002, we accrued an amount associated with the settlement of the Halson Designs, Inc. patent lawsuit. In the current quarter, we accrued an amount associated with the settlement of the Answer Products, Inc. patent lawsuit, which is described further in Item 5 below. No other provision for any liability that may result upon the resolution of other legal matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable.

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

     Item 3.   Defaults Upon Senior Securities

     We are currently in default under our net worth and EBITDA (Earnings
Before Interest, Taxes and Depreciation) covenants of our line of credit facility as of December 31, 2001. Our existing debt covenants called for net worth at December 31, 2001, to amount to $18.0 million, and our actual net worth as of December 31, 2001 was $10.3 million. We also have an existing EBITDA covenant that called for EBITDA (adding back one-time relocation charges) for the last four quarters to amount to $2.5 million. Our actual EBITDA, adjusted for relocation charges, was ($2.6) million.

     Item 4.   Submission of Matters to a Vote of Security Holders

          None.

     Item 5.    Other Information

     Recent Events. Effective February 11, 2002, we entered into a Settlement and License Agreement with Answer Products, Inc., which settled Answer Product's lawsuit (Civil Action No. CV-01-02635 ER (RZx)) against the Company. According to the terms of the settlement, RockShox receives fully paid licenses to use the patents that remained at issue in the suit. RockShox has agreed to pay Answer the amount of $750,000 on or prior to June 30, 2002 (or earlier in certain change of control and other cases), or, at the Company's option, the amount of $250,000 for each of four consecutive annual payments on June 30, 2002, 2003, 2004 and 2005. We have accrued $750,000 as a short-term liability in the December 31, 2001 financial statements.

     Item  6.   Exhibits  on  and  Reports  on  Form  8-K

     (a)  Exhibits

          Settlement and License Agreement dated as of February 11, 2002, between RockShox, Inc. and Answer Products, Inc.

     (b)  Reports  on  Form  8-K:

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ROCKSHOX, INC.



     Dated:  February 14, 2002            /s/  Chris Birkett
                                          ------------------
                                          Chris Birkett
                                          Chief Financial Officer and
                                          Duly Authorized Officer