Form 10-Q/A
period 2001-12-31
ROCKSHOX INC
filed 2002-02-22
CIK 1017047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             Washington, D.C. 20549

                                ________________

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

Part  II:  Other  Information

Item 6.  Exhibits  on  and  Reports  on  Form  8-K

     (a)  Exhibits

          10.1 Settlement and License Agreement dated as of February 11, 2002, between RockShox, Inc. and Answer Products, Inc.*
          10.2 Executive Retention Agreement between the Company and Chris Birkett, dated January 24, 2002 and amended on February 21, 2002.
          10.3 Executive Retention Agreement between the Company and Bryan Kelln, dated January 24, 2002 and amended on February 21, 2002.

          -------
          * Previously filed with Form 10-Q of RockShox, Inc. for the quarter ended December 31, 2001.

     (b)  Reports  on  Form  8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ROCKSHOX, INC.



     Dated:  February 21, 2002            /s/  Chris Birkett
                                          ------------------
                                          Chris Birkett
                                          Chief Financial Officer and
                                          Duly Authorized Officer

EXHIBIT  INDEX

10.1 Settlement and License Agreement dated as of February 11, 2002, between RockShox, Inc. and Answer Products, Inc.*
10.2 Executive Retention Agreement between the Company and Chris Birkett, dated January 24, 2002 and amended on February 21 2002.
10.3 Executive Retention Agreement between the Company and Bryan Kelln, dated January 24, 2002 and amended on February 21, 2002.

---------------
* Previously filed with Form 10-Q of RockShox, Inc. for the quarter ended December 31, 2001.